Form 10-Q
period 1995-01-01
APERTUS TECHNOLOGIES INC
filed 1995-02-15
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1995
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number 012378
                       ------


                       APERTUS TECHNOLOGIES INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MINNESOTA                             41-1349953
- - -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


   7275 FLYING CLOUD DRIVE, EDEN PRAIRIE, MINNESOTA     55344
   ------------------------------------------------   ----------
       (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code (612) 828-0300
                                                   --------------


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes       X         No
                                -------------      -------------


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     13,345,550
- - ----------------------------       --------------------------------------
           Class                   Shares outstanding on January 1, 1995


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
         -----------------------------
         Statements of Operations - Three and Nine
         Months Ended January 1, 1995 and
         January 2, 1994................................           1

         Balance Sheets - January 1, 1995 and
         April 3, 1994..................................         2-3

         Statements of Cash Flows - Nine Months
         Ended January 1, 1995 and
         January 2, 1994................................           4

         Notes to Financial Statements..................           5


         Item 2.  Management's Discussion and Analysis of
         ------------------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------
         Results of Operations..........................           6

         Liquidity and Capital Resources................           6



PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings.....................           7

         Item 2.  Changes in Securities.................           7

         Item 3.  Defaults Upon Senior Securities.......           7

         Item 4.  Submission of Matters to a Vote of
                  Security Holders......................           7

         Item 5.  Other Information.....................           7

         Item 6.  Exhibits and Reports on Form 8-K......           7

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- - -----------------------------

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)


                                 Three Months Ended      Nine Months Ended
                                --------------------    -------------------
                                 Jan. 1     Jan. 2       Jan. 1    Jan. 2
                                  1995       1994         1995      1994
                                ---------  ---------    --------  ---------
REVENUES
  Sales....................      $11,469    $  4,219     $34,622   $ 11,442
  Rentals and services.....        2,240       1,318       6,008      3,815
                                 -------    --------     -------   --------

TOTAL......................       13,709       5,537      40,630     15,257

COSTS AND EXPENSES
  Cost of revenues.........        3,784       2,701      12,731      7,331
  Research, development
   and engineering.........        3,144       1,327       7,688      3,729
  Selling, general and
   administrative..........        4,299       2,581      13,483      6,170
  Restructuring and other
   charges.................            -       9,029           -      9,029
                                 -------    --------     -------   --------

TOTAL......................       11,227      15,638      33,902     26,259
                                 -------    --------     -------   --------

INCOME (LOSS) FROM
  OPERATIONS...............        2,482     (10,101)      6,728    (11,002)
INTEREST INCOME............          206         217         429        646
INCOME TAX.................          (75)          -         (75)         -
                                 -------    --------     -------   --------

NET INCOME (LOSS)..........      $ 2,613    $ (9,884)    $ 7,082   $(10,356)
                                 =======    ========     =======   ========

EARNINGS PER SHARE:
- - -------------------

 Net Income (Loss).........      $   .18    $   (.76)    $   .50   $   (.80)
                                 =======    ========     =======   ========
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 EQUIVALENT SHARES            14,485,000  12,921,000  14,302,000  12,866,000
                              ==========  ==========  ==========  ==========

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                    ASSETS

                                            (Unaudited)
                                              Jan. 1             April 3
                                               1995                1994
                                            -----------          --------

Current Assets
 Cash and cash equivalents................     $14,072            $ 2,040
 Cash in escrow - current portion.........         106                106
 Marketable securities at cost which
   approximates market....................       5,990              6,213
 Accounts receivable - net................      13,726             12,159
 Current portion of installment
  receivables.............................         356                881
 Inventories..............................       3,470              3,092
 Other....................................         679                529
                                               -------            -------

  Total current assets....................      38,399             25,020


Property and Equipment - Net..............       3,405              3,023

Capitalized Software - Net................       3,778              4,894

Cash in escrow - net of current portion...         768                849

Note Receivable...........................       8,700              8,700

Installment Receivables - net of current
 portion..................................          37                196

Other Assets..............................         824                881
                                               -------            -------

  Total...................................     $55,911            $43,563
                                               =======            =======

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          (Unaudited)
                                            Jan.  1             April  3
                                              1995                1994
                                           ---------            --------
Current Liabilities
 Accounts payable.......................  $  6,283              $  4,538
 Accrued expenses.......................     8,527                 4,064
 Current portion of long-term debt......       138                   138
                                          --------              --------

  Total current liabilities.............    14,948                 8,740

Long-term Debt..........................     9,040                 9,142

Notes Payable...........................     2,140                 3,740

Shareholders' Equity
 Common stock--authorized, 30,000,000
  shares at $.05 par value; issued and
  outstanding at
  January 01, 1995 - 13,345,550 Shares
  April 03, 1994 - 12,941,875 Shares....       667                   647
 Additional paid-in-capital.............    52,742                52,047
 Accumulated deficit....................   (23,504)              (30,586)
 Deferred compensation..................      (122)                 (167)
                                          --------              --------

  Total shareholders' equity............    29,783                21,941
                                          --------              --------

  Total.................................  $ 55,911              $ 43,563
                                          ========              ========

See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                      ---------------------
                                                       Jan.  1     Jan.  2
                                                        1995        1994
                                                      ---------   ---------
Operating Activities:
 Net income (loss)..................................   $ 7,082     $(10,356)

 Adjustments to reconcile net income (loss)
  to net cash provided by operations net of the
  effects from the purchase of the company:
  Depreciation and amortization.....................     3,299          371
  Non-current portion of restructuring and other
   charges..........................................         -        7,458
  Accounts receivable...............................    (2,711)       2,071
  Installment receivables...........................       684          299
  Inventories.......................................      (378)        (263)
  Other assets......................................        10            1
  Net assets of discontinued operations.............         -          208
  Accounts payable, accrued expenses and
    income taxes....................................     6,082          483
                                                       -------     --------
  Net cash flows provided by
   operating activities.............................    14,068          272
                                                       -------     --------
Investing Activities:
 Purchase of company (net of cash acquired).........         -       (8,679)
 Purchases of property and equipment................    (1,169)        (363)
 Marketable Securities..............................       223       11,774
 Capitalized software...............................    (1,784)        (741)
 Change in cash held in escrow......................        81            -
 Reduction in carrying value of property held
  for sale..........................................         -          638
                                                       -------     --------
 Net cash flows provided by (used in)
  investing activities..............................    (2,649)       2,629
                                                       -------     --------
Financing Activities:
 Debt transactions:
    Repayments......................................      (102)         (83)
 Capital transactions:
    Stock options exercised.........................       715          389
                                                       -------     --------

 Net cash flows provided by financing activities....       613          306
                                                       -------     --------

Net increase in cash and cash equivalents...........    12,032        3,207

Beginning cash and cash equivalents.................     2,040          136
                                                       -------     --------

Ending cash and cash equivalents....................   $14,072     $  3,343
                                                       =======     ========
Supplemental disclosures of cash flow information:
 Cash paid for interest.............................  $      -     $    630
 Cash paid (received) for income taxes..............        70           99

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. MANAGEMENT REPRESENTATION

   The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended April 3, 1994.

2. INCOME (LOSS) PER SHARE

   Income (loss) per common and common equivalent shares for the third quarter was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the third quarter and applicable dilutive common stock equivalents outstanding for the same period. During the third quarter of fiscal 1995, common stock equivalents had a dilutive effect which amounted to an additional weighted shares outstanding of 1,201,829 shares. This amount was added to the current weighted average shares outstanding for the quarter ended January 1, 1995 of 13,283,662 shares to arrive at a weighted average shares outstanding for the quarter of 14,485,491. The dilutive effect of 1,201,829 shares was added to the weighted average shares outstanding for the nine month period ended
   January 1, 1995 of 13,099,934 shares to arrive at a weighted average shares outstanding for the nine month period of 14,301,763.

3. INVENTORIES

   Inventories consisted of:

                                    Jan. 1            April 3
                                     1995               1994
                                    ------            -------
       Raw material                 $  516             $  479
       Work-in-process               1,159              1,060
       Finished goods                1,795              1,553
                                    ------             ------
                                    $3,470             $3,092
                                    ======             ======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------


(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

Net revenues for the three and nine months ended January 1, 1995 increased $8,172 (148%) and $25,373 (166%) respectively, over the comparable periods in the prior year. These increases reflect the revenues associated with the acquisition of Systems Strategies, Inc. as well as continued gains in pre-acquisition business units.

The cost of revenues, as a percentage of revenues, was 28% and 31% for the three and nine months ended January 1, 1995 as compared to 49% and 48% in the prior year. These decreases are due, in part, to increased software sales which enjoy favorable margins as well as to a shift in the mix of hardware products sold toward higher margin products.

Research, development and engineering costs as a percentage of revenues were 23% and 19% during the three and nine month periods ending January 1, 1995, respectively, as compared to 24% in each of the comparable periods of fiscal 1994. These decreases reflect the increased sales experienced in the three quarters of fiscal 1995. Selling, general and administrative costs were 31% and 33% of revenues for the three and nine months ended January 1, 1995, respectively, as compared to 47% and 40% in the prior year. These decreases also reflect the increased sales noted in the first three quarters of fiscal 1995.

Interest income for the three month period ended January 1, 1995 was at the same level as interest income for the comparable period in the prior year due to equivalent average cash balances during the two periods. Although the average cash balances were equivalent, cash was reduced by $10 million, related to the S.S.I. acquisition, at the end of the third quarter in fiscal year 1994. Interest income for the nine month period ended January 1, 1995, was lower than that for the comparable period in the prior year due to lower average cash balances.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $20,936 and $9,208 at January 1, 1995 and April 3, 1994, respectively. The Company currently anticipates making capital expenditures of $250 during the rest of fiscal year 1995. These capital expenditures will relate to research and development, data processing and software. The Company made a payment of approximately $2.0 million in January 1995 in settlement of a promissory note related to the December 1993 purchase of Systems Strategies, Inc. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the rest of fiscal year 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

   None

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

   None

ITEM 5.  OTHER INFORMATION
- - --------------------------

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               APERTUS TECHNOLOGIES INCORPORATED

                                                  /s/ Sue Hogue
Date:   February 15, 1995                      By_______________________________
                                                 Sue Hogue
                                                 Chief Financial Officer