Form 10-K405
period 1995-04-02
APERTUS TECHNOLOGIES INC
filed 1995-06-23
CIK 351139

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the fiscal year ended April 2, 1995, or

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the period from ______________________ to ______________________

Commission file number 0-12378
                       APERTUS TECHNOLOGIES INCORPORATED
                       ---------------------------------
(Exact name of registrant as specified in its charter)

               Minnesota                      41-1349953
     -------------------------------     -------------------
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

     7275 Flying Cloud Drive
     Eden Prairie, Minnesota                         55344
     -------------------------------               ----------
     (Address of principal executive offices)      (ZIP Code)

Registrant's telephone number, including area code: (612) 828-0300 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $.05 per share
     Common Stock purchase rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X            No
                              -----              -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 5, 1995 was approximately $128,589,150 (based on the last sale price of such stock as reported by The NASDAQ Stock Market - National Market System, Inc.).

     As of June 5, 1995, 13,535,700 shares of the registrant's Common Stock, par value $.05 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference to the Annual Report to Shareholders for the fiscal year ended April 2, 1995 (the "Annual Report to Shareholders"). Part III incorporates information by reference to the Proxy Statement dated June 14, 1995 for the 1995 Annual Meeting of Shareholders (the "Proxy Statement").

[ X ] Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I

- -----------------
ITEM 1.  BUSINESS

     Apertus Technologies Incorporated ("Apertus" or the "Company") provides computer communications products that enable customers to successfully integrate traditional large scale systems (referred to as "legacy systems") with open systems computing environments. Open systems are typically characterized by powerful processors running the UNIX operating system and industry-standard communications topologies such as TCP/IP. Specifically, the Company provides network gateways that facilitate interoperability between local area networks ("LANs") and legacy systems, server-based tools that integrate legacy system data and applications into client/server applications, and system management applications for the centralized management of distributed networks and applications.

     In December 1993, the Company acquired all of the stock of Systems Strategies, Inc. ("SSI"), a wholly-owned subsidiary of AGS Computers, Inc., a NYNEX company. SSI provides communications software products for linking UNIX, IBM mainframe, AS/400, and DEC systems, as well as multi-vendor messaging/ queuing solutions. The purchase price for SSI was $14 million, with $10 million paid in cash at closing and $4 million in the form of promissory notes payable over a three-year period. During fiscal 1995 Apertus and NYNEX reached a settlement whereby the purchase price of SSI was reduced by $1.68 million. The settlement, along with a cash payment of $2.06 million made in the fourth quarter, relieved the Company of any future obligations to NYNEX.

     Since the acquisition, the Company markets three broad categories of products for enterprise-strength communications. Its Network Integration products provide solutions for linking the new, open networks with IBM's SNA, legacy computing environments. Its Data Integration products enable legacy data to be integrated and/or migrated from mainframe centric environments to open systems computing. Its Management Integration products provide management applications for the centralized management of distributed networks.

     The Company, a Minnesota corporation, was incorporated in March 1979.

MARKET

MARKET FOCUS: The computer industry has undergone dramatic changes over the past decade, and this revolution has centered largely on bringing more computing power to the desktop. The problem with desktop systems, however, was that while they were designed to provide open (non-proprietary) computing, they were generally isolated from information on other systems. This resulted in a costly and inefficient computing enterprise. Over the past few years, connectivity between desktop, server, midrange, and mainframe systems has become a priority for most large organizations. Today's desktop systems and applications are often called upon to share information and resources with departmental, branch and corporate data, which may be across the office or across the world.

As organizations reengineer their information systems' infrastructure from traditional mainframe-oriented environments, where older, legacy applications are housed, to a new distributed style of computing characterized by client/server configurations, they need solutions to facilitate this integration. Apertus provides products and services that address the emerging requirements for bridging legacy and open systems environments.

TARGET MARKET: The Apertus product lines are horizontal in nature. As a result, products provide solutions for the entire spectrum of industries, including, but not limited to, telecommunications, retail, manufacturing, finance/banking and healthcare. Apertus' target customer base is Fortune 1000 corporations in the commercial marketplace, major telephone and interchange companies, original equipment manufacturers (OEMs), value added resellers
(VARs), and systems integrators. Its products are sold in the United States and internationally.

     Telecommunications Industry: Historically, the Company has been successful in marketing its products to the Regional Bell Operating Companies ("RBOCs"), which require significant communications capabilities for sharing data across large, complex databases contained in multiple mainframes. Such customers include Ameritech and Bell Atlantic. Recently, the Company also has been successful selling to large independent telephone companies. Over the last fiscal year, companies within the telecommunications industry have made significant purchases of the Company's products, with GTE, MCI and Bell South each buying products from the Company with an aggregate purchase price in excess of $1 million.

     Worldwide, Commercial Marketplace: Apertus recently broadened its market reach to include commercial customers outside the telecommunications industry. Through its own domestic sales force, the Company has sold products to customers such as Chicago Board of Trade, Northwestern Mutual Life, Hughs Aircraft, Norwest Financial, State Of Maryland, and American Presidents Lines. With the acquisition of SSI, the Company has moved more broadly into the Fortune 1000 market, is expanding into the European market with major strategic wins this year at the German and Italian Finance Ministries, and now has a significant base of prominent international OEMs reselling the Company's products, including Bull, ICL, and Motorolla.



PRODUCT OFFERINGS: NETWORK INTEGRATION PRODUCTS

IBM computing environments continue to dominate most large corporations. In recent years, many of these organizations have begun migrating from IBM's proprietary computing environments and investing in more open computing solutions. The challenge for the information systems manager is to find a way to integrate the IBM legacy environment with new, open networks and systems.

Apertus addresses this need for integration with its Datastar product line, which is sold directly to end user organizations, and its EXPRESS product line, which is marketed primarily to OEMs, systems integrators and VARs.

THE DATASTAR PRODUCT LINE: The Datastar product line, consisting of a number of gateway products, provides high-performance communications links between diverse network environments and IBM mainframe and midrange host computers.

     Network Gateways: The Datastar Data Center Hub is a high-performance, channel-attached gateway system that assists major corporations in solving a variety of challenges related to the integration of IBM proprietary technology with more open, multi-protocol LANs. Available in three sizes to meet a range of network needs, the product features a modular architecture and switch-based backplane. These features permit end users to customize the Datastar to meet their unique networking requirements.

     Datastar gateway configurations include: Offload TCP/IP Gateway, which allows users on TCP/IP networks to transparently access IBM SNA and BiSync hosts; TCP/IP Interconnect Controller, providing a high performance connection between TCP/IP networks and IBM hosts running TCP/IP. NetWare for SAA Gateway, which allows Novell's NetWare users to access channel-attached IBM host resources; SNA DSPU Gateway, which allows users on Ethernet and Token-Ring SNA-based LANs to access IBM host resources; the Universal Access Gateway, which provides a "virtual" gateway complex across multiple Datastars and guarantees access through its innovative load balancing and fault tolerant features. A new higher-capacity Datastar is planned for release in fiscal year 1996.

     3270 Terminal Servers: The Company's terminal server products allow corporations to connect their large installed base of 3270 terminals to bridge/router internetworks. These terminal server products are marketed under the name Datastar/3270 Access Hub. By providing access to both IBM SNA resources and UNIX resources across LAN environments (Ethernet and Token Ring), the 3270 Access Hub allows users to continue to use their investment in 3270 terminals and participate in open computing environments.

     Peripheral Products: The Company supplements its Datastar line with a series of complementary products marketed under third-party agreements. These products principally include networking software and terminal emulation software.

EXPRESS ADVANCED SNA PRODUCT LINE: The Company markets Apertus EXPRESS products: a broad range of software products for connecting systems on TCP/IP networks with mainframes and AS/400s operating in an IBM SNA environments. EXPRESS software provides enterprise-wide connectivity between multivendor UNIX systems and IBM mainframes and AS/400s. With Apertus EXPRESS, users are provided with advanced SNA capabilities, built on the latest technology standards, resulting in a high speed, flexible network integration solution. EXPRESS provides: terminal emulation (3270 and TN3270, 5250 and TN5250), file transfer (SNA/RJE and LU6.2), and a Telnet-to-SNA gateway solution. It also provides programmers with the tools they need to develop application programs for UNIX systems so they can communicate with applications on IBM mainframes and AS/400s. This enables the development of EHLLAPI, CPI-C/APPC, LUA and network management applications. EXPRESS also offers an X.25 solution for linking UNIX systems across a packet-switched data network.

As an extension of the EXPRESS product, the Company also markets its Data Transfer Services product line. Data Transfer Services provides a series of applications for data exchange, including file transfer and printer sharing between UNIX, VAX, IBM mainframe AS/400 utilizing IBM's LU6.2 programming interface.



PRODUCT OFFERINGS:  DATA INTEGRATION PRODUCTS

Increasingly, new applications are being written in a distributed computing environment, where systems are spread throughout corporate locations. Typically, a database resides on a high-performance server, with user interaction driven by a graphical user interface. These new applications often need to access and update information contained in legacy computing environments. Apertus addresses this need with Enterprise/Access/TM/ and Enterprise/Integrator/TM/.

     ENTERPRISE/ACCESS product is a development toolkit that allows users to transparently access data residing in legacy applications. It is being sold in the commercial market as an enterprise-strength solution for integrating new applications with mainframe-based legacy systems and providing a smooth migration to open systems environments. Enterprise/Access product was selected as a finalist in the "Best of Show" Applications Development Tool category at Networld + Interop, one of the industry's largest trade shows.

     ENTERPRISE/INTEGRATOR technology is the fundamental technology in the Company's strategic alliance with GTE. This contract with GTE is valued at $10 million. The Enterprise/Integrator product permits data to be integrated from multiple source databases to a single target database. During the integration process, the Enterprise/Integrator product performs a data cleansing and consistency function that ensures a high level of accuracy for the newly created databases. Enterprise/Integrator is used by major telecommunication companies to synchronize and integrate heterogeneous databases. In fiscal 1996, the Company will begin marketing a new version of Enterprise/Integrator to the commercial market.



PRODUCT OFFERINGS:  MANAGEMENT INTEGRATION PRODUCTS

Apertus is engaged in a strategic relationship with IBM relating to the development of MQSeries software. MQSeries software provides a standard way of sending messages in real-time between distributed applications, while assuring that no messages are lost, duplicated or delivered out of order. It enables applications to communicate with applications distributed across other multi-platform environments. Apertus is focusing its current development efforts on systems management products that complement MQSeries software. The first systems management product, MQView, is expected to be generally available in fiscal 1996 and will provide a centralized management application for the configuration, monitoring and management of MQ networks. The Company intends to expand its effort in fiscal 1996 through the addition of other system management products.



MARKETING AND CUSTOMERS

Domestically, Apertus uses a direct sales force, located throughout the United States, to market to its end user customers. For small orders, the Company uses an in-house telesales group that completes sales without involvement from the direct sales force. The Company is organized around four business units, each of which is responsible for implementing its own strategy which is based on the Company's mission. The primary marketing communications vehicles used to generate leads include advertising, direct mail, press relations, vendor relations, seminars, and trade shows.

The Company's European operations, based in an office in a suburb of London, England, and in Stuttgart, Germany, which opened in April 1995, markets and distributes all of the Company's products. It sells directly to end users and indirectly through OEMs, distributors and VARs. The Company is also expanding outside of Europe with strategic distribution partners. In fiscal 1995 the Company added Samsung in Korea and CPM in Brazil as key new partners. In addition, the Company uses manufacturers' representatives and distributors on a selective basis.

BACKLOG

     The Company attempts to ship orders to end-user customers within 30 days. Because of this short delivery cycle, the Company does not believe backlog is a meaningful indicator of future revenues.

CUSTOMER SERVICE

     The Company works directly with customers on a direct service basis out of Minneapolis, New York and London to provide prompt and reliable support for products installed at end-user facilities. Company employees provide software product maintenance worldwide. Generally, hardware maintenance is provided through third-party vendors providing first-line service. Customers may chose either self-maintenance programs where the customers' personnel provide first-line repair, or direct service programs where the Company or third-party vendors provide first-line repair. In either case, more advanced technical support is provided by the Company's field specialists and technical support groups located in Minneapolis, New York and London.

PRODUCT DEVELOPMENT

     Because of rapidly changing technology in the communications software market, the Company is committed to ongoing research and development. The Company spent approximately $6.0 million (10.9 percent of revenues), $4.2 million (16.0 percent of revenues) and $2.9 million (10.5 percent of revenues) during fiscal years 1995, 1994 and 1993, respectively, on research and development, all of which was sponsored by the Company. Due to the expanding range of products and features available in the communications software marketplace, management recognizes that the capability to interface the Company's products with other available or installed products has increasing significance.

     During the 1995 fiscal year, the Company continued to develop enhancements to the Datastar architecture. Also, the Company became involved with the development of the EXPRESS product line, including UNIX-to-IBM connectivity software and extension of the EXPRESS Data Transfer Services software product to the mainframe environment. Software research and development for Enterprise/Access and Enterprise/Integrator product include enhancements to existing products as well as new product development.

     The Company believes that copyright protection is important to its business. Accordingly, the Company copyrights software source code modules. The Company also relies on trade secrets, proprietary know-how and continuing product innovation to maintain its competitive position.

COMPETITION

     Apertus' product lines each have their own distinct significant competitors:

NETWORK INTEGRATION SOLUTIONS

     The Datastar products primarily compete with mainframe-dependant products manufactured by IBM, Cicso and Interlink, and off-load products manufactured by OpenConnect, Novell, Microsoft, CNT/Brixton.

     The EXPRESS products' primary competition comes from OEMs, including Sun, Hewlett Packard and IBM. While most of these manufacturers offer an IBM communications solution, they typically are platform-specific (as opposed to multi-platform). EXPRESS products also compete with products manufactured by companies such as Cleo, OpenConnect and Brixton.

DATA INTEGRATION SOLUTIONS

     The Enterprise/Access and Enterprise/Integrator products compete in an emerging segment of the information systems marketplace providing enabling technologies for development of client/server applications. Both products compete with internal development initiatives. The Enterprise/Access product also competes with desktop tools (as opposed to server based tools) from Wall Data, Attachmate, DCA, and Easel Corp. and is complementary to database gateway products from companies such as Sybase, Oracle and Information Builders. The Enterprise/Integrator competes with an MVS mainframe-based data integrity tool manufactured by Vality Corporation and market data extraction tools manufactured by Prism and Evolutionary Technologies, Inc.

MANAGEMENT INTEGRATION

     The MQSeries product line's competition comes primarily from development efforts launched within organizations. In addition, companies that have products that compete with the MQSeries include Covia, DEC and Momentum.

SERVICE AND MAINTENANCE

     The Company's service and maintenance programs compete with comparable programs offered by AT&T, Memorex-Telex, IBM, and other competitors that have substantially more locations and personnel than the Company. The Company's products support industry network management standards (SNMP, NetView) and have extensive remote diagnostic capabilities. As hardware has become more reliable, the Company has relied on third-party vendors for hardware support and its own regional service organization for software support.

MANUFACTURING AND SUPPLY

     For its communications software products, the Company has a central production facility (at its headquarters in Minneapolis) that adheres to uniform manufacturing policies and procedures. For the Datastar communications product, the Company performs final assembly and final test, with the majority of components (including the printed circuit boards) purchased from suppliers.

     Emphasis is placed on ensuring a quality product through such means as Statistical Process Control (SPC), Cellular Management, Just In Time (JIT) concepts and a suppliers' certification program. A computerized system is used to manage purchasing, production scheduling, order entry, and inventory management functions.

     Most of the components used in the Company's products are available from a number of suppliers. However, a number of parts, including certain integrated circuits and monitors, are generally available only from single sources of supply. In some cases, if the Company were to be deprived of these single-source items, the Company would be required to obtain an alternative supplier, manufacture the items itself or redesign certain products, all of which could cause delays in product shipments. The Company has never experienced significant production delays because of the failure of a supplier to provide component parts.

EMPLOYEES

     As of June 7, 1995, the Company employed 297 persons, including 126 in product development, 41 in manufacturing, 74 in marketing, 29 in customer service, and 27 in finance and administration. None of the employees are covered by collective bargaining agreements, and the Company believes its employee relations are good.

- ----------------------
ITEM 2.  PROPERTIES

     In July 1990 the Company moved its principle office and manufacturing facility to 60,000 square feet of leased space in a building located in Eden Prairie, Minnesota. The lease has a six-year term and requires total lease payments of $3.3 million over the term of the lease.

     Additionally, SSI's corporate headquarters is located in New York, New York. SSI has a 10-year lease which began on November 1, 1991, on this 11,729 square foot facility. Annual rent for fiscal year 1994 was approximately $300,000. SSI subleased approximately one-half of the space commencing February 6, 1995.

     The Company sold its previous headquarters facility to a major retail electronics company located in Minneapolis, Minnesota. The facility is a 262,000 square foot office and manufacturing building located on a 28-acre site in Eden Prairie, Minnesota. It was purchased in June 1986 for $12,890,000. Under the terms of the transaction, the Company will carry a contract for deed for three years. In return, the purchaser will make interest payments for three years, with a final balloon payment in June 1996 for $8.7 million. The Company has assumed liability for the purchaser's former headquarters through April 1995.


- ----------------------
ITEM 3.  LEGAL PROCEEDINGS

     The Company has no pending legal proceedings which the Company believes are material.


- ----------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company:

     Robert D. Gordon has been Chairman of the Board and Chief Executive Officer of the Company since April 1990 and President of the Company since December 1988. He was first employed by the Company as Senior Vice President in July 1987, and subsequently he served as Chief Financial Officer from August 1987 to May 1988, Secretary from January 1988 to September 1988, and Group Vice President, Sales and Marketing from April 1988 to December 1988. From April 1984 to July 1987, Mr. Gordon was Executive Vice President of First Bank System, Inc. He has been a director of the Company since August 1987.

     Julie Cummins Brady has held the position of Secretary and General Counsel since April 1990. Prior to joining the Company, Ms. Brady held legal positions with various divisions of Control Data Corporation, most recently as Corporate Counsel for Imprimus Technology Incorporated.

     Sue A. Hogue has held the position of Chief Financial Officer of the Company since August 1993. Prior to her current position, she served as Corporate Controller of the Company for three years. Ms. Hogue has been employed by the Company since August 1989.

     Martin G. Hahn has been General Manager, Network Integration Group of the Company, since January 1994. Prior to his current position, he served as Vice President of Marketing for the Internetworking Solutions Group for three years. Mr. Hahn has been employed by the Company since July 1987.

     William Fell has served as General Manager of the Company's United Kingdom operations since March 1994. Prior to joining the Company, Mr. Fell was employed by McData Corporation in the United Kingdom as Director of European Operations.

     Leslie Yeamans has served as General Manager, Management Integration Group of the Company, since January 1994. Prior to joining SSI in 1985, Mr. Yeamans held positions with Andersen Consulting in Boston and later at Powerbase Systems.

     Norman Friedman has served as General Manager, Express Group of the Company, since January 1994. Mr. Friedman has over 14 years of experience with SSI and is responsible for the Core Technology Group which manufactures the EXPRESS product line. Prior to joining SSI, he was employed by Warner Computer Systems in New York City.

     Lizabeth Converse Wilson has served as General Manager, Data Integration Group of the Company, since May 1993. Ms. Wilson has been employed by the Company for 11 years. Prior to her current position, she served as Director of Sales and Marketing for the Enterprise Systems Group and previously as a Regional Account Manager.

                                    PART II
                                    -------



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

The information contained under the heading "Dividend Policy and Price Range of Common Stock" on page 13 of the portions of Annual Report to Shareholders is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

The information contained under the heading "Selected Financial Data" on page 12 of the portions of Annual Report to Shareholders is incorporated herein by reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 and 2 of the portions of Annual Report to Shareholders is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The independent auditors' report, consolidated financial statements, and notes to consolidated financial statements on pages 3 through 10 of the portions of Annual Report to Shareholders is incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

None.

/                              Part III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

The information contained under the heading "Election of Directors" on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The information contained under the heading "Executive Officers of the Registrant" in Part I hereof is also incorporated into this Item 10 by reference.



ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

The information contained under the heading "Executive Compensation" on pages 4 through 11 of the Proxy Statement is incorporated herein by reference, except that the information set forth under the captions "Report of Compensation Committee on Annual Compensation" and the "Comparative Stock Performance" chart are not incorporated herein by reference.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 12 and 13 of the Proxy Statement is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

None.

                                    Part IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A) 1.  Financial Statements                                            Page Reference in Exhibit 13 to
                  --------------------                                           this Annual Report to Shareholders
                                                                                 -----------------------------------
Consolidated Statements of Operations for the Years
  Ended April 2, 1995, April 3, 1994
  and March 28, 1993...................................................                         3

Consolidated Balance Sheets at April 2, 1995 and
  April 3, 1994........................................................                         4

Consolidated Statements of Cash Flows for the Years
  Ended April 2, 1995, April 3, 1994
  and March 28, 1993...................................................                         5

Consolidated Statements of Shareholders' Equity
  for the Years Ended April 2, 1995, April 3, 1994
  and March 28, 1993...................................................                         6

Notes to Consolidated Financial Statements.............................               6 through 9

Report of Independent Auditors.........................................                        10

     The report on the Company's previous indepedent auditors with respect to the above financial statements appears on page 17 of this Annual Report.

     The financial statements listed above are included in Exhibit 13 and are hereby incorporated by reference.

              2.  Financial Statement Schedules                                  Page  Number in This
                  -----------------------------                                     Annual Report
                                                                                 --------------------
Independent Auditors' Report on
  Supplemental Financial Schedule......................................                    16

Schedule II Valuation and Qualifying Accounts and
  Reserves for the Years Ended April 2, 1995, April 3, 1994 and
  March 28, 1993.......................................................                    17

     All other schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3.  Exhibits
              --------

Exhibit
Number    Description
- -------   -----------
3.1       Restated Articles of Incorporation, as amended./5/

3.2       Bylaws, as amended./5/

4         Shareholder Rights Plan./4/


10.1      *Amended 1990 Long Term Incentive Plan./9/

10.2      Office Warehouse Lease, dated May 10, 1990, between the Company and
          Real Estate Income Partners III, A Limited Partnership./2/

10.3      (a)Purchase Agreement, dated April 23, l986, between Byte Investment
          Partnership 1 and the Company./4/

          (b)Promissory Note, dated June 12, l986, from the Company to The
          Prudential Insurance Company of America ("Prudential")./4/

          (c)Assignment of Leases and Rents, dated June 12, l986, between the Company and Prudential./4/

          (d)Combination Mortgage, Security Agreement and Fixture Financing
          Statement, dated June 12, l986, between the Company and Prudential./4/

10.4 (a)Contract for Deed, dated as of October 1, 1993, between the Company and Best Buy Co., Inc./7/

          (b)Collection and Disbursement Agreement, dated as of October 1, 1993, among the Company, The Prudential Insurance Company of America and
          First Trust National Association./7/

          (c)Lease Payment Agreement, dated as of October 1, 1993, between the Company and Best Buy Co., Inc./7/

10.5      (a)Distribution Agreement, dated March 30, 1990, between IIS Inc., as
          Manufacturer, and the Company, as Distributor./1/

          (b)Distribution Agreement, dated March 30, 1990, between the Company, as Manufacturer, and IIS Inc., as Distributor./1/

          (c)Software Support Agreement, dated March 30, 1990, between the Company and IIS Inc./1/

          (d)Manufacturing Agreement, dated March 30, 1990, between the Company and IIS Inc./1/

          (e)Amendment to the Software Support Agreement, dated as of March 30, 1990 between the Company and IIS Inc./3/

10.6(a)   *1994 Management Bonus Plan description./5/

10.6(b)   *1995 Management Bonus Plan description./6/

10.6(c)   *1996 Management Bonus Plan description.

10.7 Stock Purchase Agreement dated December 31, 1993 between Apertus Technologies Incorporated and NYNEX Worldwide Services Group, Inc./8/

10.8(a)   *Stock Acquisition Loan Assistance Program./5/

10.8(b)   *1993 Stock Acquisition Loan Assistance Program./9/

10.9 Office Lease Agreement, dated June 1991, between Mid City Associated and Systems Strategies, Inc./6/

13 Portions of Annual Report to Shareholders for the fiscal year ended April 2, 1995.

21        Subsidiaries of the registrant.

23.1      Consent of Ernst & Young LLP.

23.2      Consent of Deloitte & Touche LLP.

24        Powers of Attorney.

27        Financial Data Schedule.
- -------------------

*Denotes management contracts and compensatory plans, contracts, and arrangements.

/1/Incorporated by reference to the Company's Report on Form 8K filed April 16, 1990.

/2/Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1990.

/3/Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

/4/Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.

/5/Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended March 28, 1993.

/6/Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1994.

/7/Incorporated by reference to the Company's Report on Form 8-K filed November 5, 1993.

/8/Incorporated by reference to the Company's Report on Form 8-K/A filed March 15, 1994.

/9/Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 31, 1994.

/10/Incorporated by reference to the Company's Registration Statement on Form S-8 filed January 27, 1995.

                                  Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 1995              APERTUS TECHNOLOGIES INCORPORATED


                                 By: /s/ Robert D. Gordon
                                    -----------------------------------
                                       Robert D. Gordon
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Robert D. Gordon                   Chairman of the Board,           )
                                   Chief Executive Officer,         )
                                   President (principal             )
                                   executive officer) and           )
                                   Director                         )
                                                                    )
Sue A. Hogue*                      Chief Financial                  )
                                   Officer (principal               )   By: /s/ Robert D. Gordon
                                   financial officer                )       -----------------------
                                   and principal                    )       Robert D. Gordon
                                   accounting officer)              )       Pro Se and
                                                                    )       Attorney-in-Fact
Nicholas J. Covatta, Jr.*          Director                         )
                                                                    )   Date: June 23, 1995
                                                                    )
Robert W. Fischer*                 Director                         )
                                                                    )
Arch J. McGill*                    Director                         )
                                                                    )
Clarence W. Spangle*               Director                         )

____________

*Executed on behalf of the indicated persons by Robert D. Gordon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Apertus
Technologies Incorporated:

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Apertus Technologies Incorporated for the year ended March 28, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1993 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 28, 1993 in conformity with generally accepted accounting principles.


                                               /s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 11, 1993

                       APERTUS TECHNOLOGIES INCORPORATED
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      FOR THE YEARS ENDED APRIL 2, 1995, APRIL 3, 1994 AND MARCH 28, 1993
                            (DOLLARS IN THOUSANDS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:/(A)/

Column A               Column B             Column C              Column D           Column E
                       Balance              Charged to                               Balance
                       at Beginning         Costs and                                at End
Description            of Period            Expenses/(B)/         Deductions         of Period
- --------------------------------------------------------------------------------------------------------------------------------
Year Ended:

April 2, 1995            $931               $1,288/(D)/           $1,354/(E)/           $865

April 3, 1994            $365               $1,004/(C)/           $  438                $931

__________________________

/(A)/ The allowance has been netted against accounts receivable as of the respective balance sheet dates.

/(B)/ Write-offs net of recoveries.

/(C)/ Includes $511 of allowance for doubtful accounts acquired in the Systems
      Strategies, Inc. acquisition.

/(D)/ Includes approximately $1.1 million of NYNEX settlement. This settlement released NYNEX of any liability connected with the collection of outstanding receivables guaranteed by NYNEX under the original contract.

/(E)/ Includes approximately $1.3 million of receivables written off against the NYNEX settlement discussed in footnote (D) as well as the $511 noted in footnote (C).

                       APERTUS TECHNOLOGIES INCORPORATED

                               INDEX OF EXHIBITS

                          ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED APRIL 2, 1995



EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION                                  NUMBER
- -----------------------------------------------------------------------------

10.6(d) 1996 Management Bonus Plan Description                            19

13      Portions of Annual Report to Shareholders for the fiscal
        year ended April 2, 1995                                          20

21      Subsidiaries of the registrant                                    33

23.1    Consent of Ernst & Young LLP                                      34

23.2    Consent of Deloitte & Touche LLP                                  35

24      Powers of Attorney                                                36

27      Financial Data Schedule                                           37