Form 10-Q
period 1995-07-02
APERTUS TECHNOLOGIES INC
filed 1995-08-16
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 02, 1995
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number 012378
                       ------


                       APERTUS TECHNOLOGIES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                41-1349953
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


   7275 FLYING CLOUD DRIVE, EDEN PRAIRIE, MINNESOTA     55344
   ------------------------------------------------   ----------
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


                         Yes       X         No
                             -------------      ------------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     14,040,800
----------------------------        -----------------------------------
           Class                    Shares outstanding on July 02, 1995

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
         -----------------------------

         Consolidated Statements of Operations - Three
         Months Ended July 02, 1995 and
         July 3, 1994............................................  1

         Consolidated Balance Sheets - July 02, 1995
         and April 02, 1995......................................  2-3

         Consolidated Statements of Cash Flows - Three
         Months Ended July 02, 1995 and
         July 3, 1994............................................  4

         Notes to Financial Statements...........................  5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Results of Operations...................................  6

         Liquidity and Capital Resources.........................  6

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................  7

         ITEM 2.  CHANGES IN SECURITIES..........................  7

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................  7

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................  7

         ITEM 5.  OTHER INFORMATION..............................  7

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............  7

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                (Dollars in Thousands, Except Per Share Amounts)


                               Three Months Ended
                               ------------------
                               July 02    July 3
                                 1995      1994
                               --------  --------
REVENUES
  Sales...................     $ 8,718    $11,397
  Rentals and services....       2,350      1,630
                               -------    -------

TOTAL.....................      11,068     13,027

COSTS AND EXPENSES
  Cost of revenues........       3,293      3,690
  Research, development
    and engineering.......       2,720      2,279
  Selling, general and
    administrative........       4,719      4,811
  Other charges...........       5,820          -
                               -------    -------

TOTAL.....................      16,552     10,780

INCOME (LOSS) FROM
  OPERATIONS..............      (5,484)     2,247
INTEREST INCOME...........         250         69
INCOME TAX EXPENSE........         (25)         -
                               -------    -------

NET INCOME (LOSS).........     $(5,259)   $ 2,316
                               =======    =======

EARNINGS PER SHARE

  Net Income (Loss).......     $  (.39)   $   .17
                               =======    =======

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING.............  13,530,000 13,597,000
                            ========== ==========

See accompanying Notes to Financial Statements.

                                BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS


                                             UNAUDITED
                                             ---------
                                              JULY 02        April 02
                                               1995            1995
                                             -------         -------

CURRENT ASSETS
  Cash and cash equivalents...............   $ 8,759          $13,140
  Cash in Escrow - current portion........       106              106
  Marketable securities...................     7,337            6,310
  Accounts receivable-net.................    12,845           14,067
  Current portion of installment
    receivables...........................     1,636              150
  Inventories.............................     3,473            3,126
  Other...................................       750              453
                                             -------          -------

    Total current assets..................    34,906           37,352


PROPERTY AND EQUIPMENT-NET................     3,917            3,709

NOTE RECEIVABLE...........................     8,700            8,700

CAPITALIZED SOFTWARE - NET................     5,433            3,917

CASH IN ESCROW - NET OF CURRENT PORTION...       730              757

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION.................................     1,558               49

GOODWILL..................................     2,089                -

OTHER.....................................       954              842
                                             -------          -------

    TOTAL.................................   $58,287          $55,326
                                             =======          =======



See accompanying Notes to Financial Statements.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          UNAUDITED
                                          ---------
                                           July 02          April 02
                                            1995              1995
                                          -------           -------

CURRENT LIABILITIES
  Accounts payable......................  $  4,497          $  2,932
  Accrued expenses......................     6,359             6,437
  Deferred revenue......................     5,215             3,863
  Notes Payable.........................       999                 -
  Current portion of long-term debt.....       151               151
                                          --------          --------

    Total current liabilities...........    17,221            13,383

LONG-TERM DEBT..........................     8,939             8,976


SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       July 02, 1995 - 14,040,800
       April 02, 1995 - 13,526,800......       702               676
  Additional paid-in-capital............    57,609            53,231
  Accumulated deficit...................   (26,006)          (20,747)
  Deferred compensation.................      (178)             (193)
                                          --------          --------

    Total shareholders' equity..........    32,127            32,967
                                          --------          --------

    Total...............................  $ 58,287          $ 55,326
                                          ========          ========

See accompanying Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                      --------------------
                                                        JULY 2     July 3
                                                         1995       1994
                                                      ----------  --------

OPERATING ACTIVITIES:
  Net income (loss).................................     (5,259)    2,316
  Adjustments to reconcile net income (loss)
    to net cash from operations:
    Depreciation and amortization...................        763       711
    Other Charges...................................      5,820         -
    Accounts receivable.............................      2,566    (4,377)
    Installment receivables.........................        (17)      271
    Inventories.....................................       (348)      175
    Other assets....................................       (265)      (94)
    Accounts payable, accrued expenses and
      income taxes..................................       (917)    4,911
                                                        -------   -------

    Net cash flows from operating activities........      2,343     3,913
                                                        -------   -------


INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired)........     (4,547)        -
  Purchases of marketable securities................     (2,520)      (15)
  Maturities of marketable securities...............      1,493     1,078
  Purchases of property and equipment...............       (402)     (173)
  Capitalized software..............................       (768)     (522)
  Change in cash held in escrow.....................         27        26
                                                        -------   -------

  Net cash flows used in investing activities.......     (6,717)      394
                                                        -------   -------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments......................................        (37)      (34)
  Capital transactions:
    Stock options exercised.........................         30         -
                                                        -------   -------

  Net cash flows used in financing activities.......         (7)      (34)
                                                        -------   -------

Net increase in cash and cash equivalents...........     (4,381)    4,273
Beginning cash and cash equivalents.................     13,140     2,040
                                                        -------   -------
Ending cash and cash equivalents....................    $ 8,759   $ 6,313
                                                        =======   =======

Supplemental disclosures of cash flow information:
  Cash paid for interest............................    $   205   $   207
  Cash paid for income taxes........................        207         0


See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  MANAGEMENT REPRESENTATION

    The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 1995.

2.  EARNINGS PER SHARE

    Earnings per common and common equivalent shares was computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding plus common stock equivalents (if applicable).

3.  INVENTORIES

    Inventories consisted of:  (Dollars in thousands)

                            JULY 2            April 2
                             1995              1995
                            ------            -------
 Raw material               $  550            $  499
 Work-in-process             1,190             1,161
 Finished goods              1,733             1,466
                            ------            ------

                            $3,473            $3,126
                            ======            ======

4.  ACQUISITION OF BLUELINE SOFTWARE INC.

    Effective the close of business on June 30, 1995, the Company purchased the stock of BlueLine Software Inc. The total purchase price was $8,750,000 of which approximately 50% was in cash and 50% was in Apertus common stock. BlueLine develops and markets a suite of products for the centralized management of enterprise networks. The acquisition was accounted for under the purchase method with the operations of BlueLine included in the financial statements from the date of acquisition. The acquisition, based on preliminary information, resulted in goodwill of $2,089,000 which will be amortized on a straight-line basis over 7 years. The purchase included a charge to earnings of $5,390,000 related to the write-down of purchased research and development and other acquisition costs.

5.  OTHER CHARGES

    Other charges of $5,820,000 include $5,390,000 of purchased R&D and acquisition costs related to BlueLine and the company recorded a charge to earnings of $430,000 for the closure of the DTS operations in Oregon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues for the first quarter of fiscal year 1996 decreased $1.9 million (15%) from the first quarter of fiscal year 1995. This was mainly attributed to the slower than anticipated market development, a lengthening sales cycle for certain key accounts, and some deferred purchasing in anticipation of new Apertus products.

Cost of revenues, as a percentage of revenues, remained constant when comparing the first quarter of fiscal 1996 (29%) to Cost of Revenues in the comparable quarter of fiscal 1995 (28%). This trend reflects a similar mix of product sales between quarters.

Research, development, and engineering costs were 24% of first quarter fiscal 1996 revenues as compared with 17% in the comparable prior year quarter. This was primarily due to increased development resources dedicated toward the completion of future projects combined with the decreased sales volume. Selling, general, and administrative costs were 45% of revenues in the first quarter of fiscal 1996 as compared to 36% in the prior year comparable quarter. This increase reflects the costs associated with the continued expansion in the commercial and international marketplaces combined with the decreased sales volume.

Interest income increased due to a higher average balance in cash and marketable securities when compared to first quarter of fiscal 1995.



LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $16,932,000 and $20,313,000 at July 2, 1995 and April 2, 1995 respectively. The Company currently anticipates making capital expenditures of $1,600,000 during the rest of fiscal year 1996. These capital expenditures will relate to research and development, data processing and software. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1996.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual meeting of shareholders was held on July 20, 1995. Three Class Two directors, Clarence W. Spangle, Robert W. Fischer, and George E. Hubman were re-elected receiving 12,221,114, 12,218,714 and 12,242,392 votes respectively with 101,653, 104,053, and 80,375 withholding authority respectively. The second matter was the approval of the 1995 Employee Stock Purchase Plan with 11,925,414 voting for, 318,529 voting against, 78,064 abstaining, and 760 as a Broker Non-vote. The third matter approved at the meeting was the ratification of the Board of Directors appointment of Ernst and Young LLP as the Company's independent auditors for the current fiscal year. The proposal was approved with 12,264,606 voting for, 20,608 voting against and 37,533 abstaining.

ITEM 4.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A Form 8-K outlining the BlueLine acquisition was filed in July, 1995. This filing included financial statements of the business acquired and pro-forma consolidated statements as of March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  August 14, 1995               By     /s/ Sue Hogue
                                       --------------------------
                                      Sue Hogue
                                      Chief Financial Officer