Form 10-Q
period 1995-10-01
APERTUS TECHNOLOGIES INC
filed 1995-11-15
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 01, 1995
                               ----------------

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


                      Yes       X         No
                          -------------      -------------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     14,005,151
----------------------------       --------------------------------------
           Class                   Shares outstanding on October 01, 1995


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Statements of Operations - Three and Six
         Months Ended October 01, 1995 and
         October 02, 1994........................................       1

         Balance Sheets - October 01, 1995 and
         April 02, 1995..........................................     2-3

         Statements of Cash Flows - Six Months Ended
         October 01, 1995 and October 02, 1994...................       4

         Notes to Financial Statements...........................       5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations...................................       6

         Liquidity and Capital Resources.........................       6

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................       7

         ITEM 2.  CHANGES IN SECURITIES..........................       7

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................       7

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................       7

         ITEM 5.  OTHER INFORMATION..............................       7

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............       7

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

               (Dollars in Thousands, Except Per Share Amounts)


                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                ---------------------     -------------------
                                 OCT. 1       OCT. 2       OCT. 1     OCT. 2
                                  1995         1994         1995        1994
                                ---------    --------     --------    -------
REVENUES
  Sales..................        $11,609      $11,755     $20,327     $23,152
  Rentals and services...          3,500        2,139       5,850       3,769
                                 -------      -------     -------     -------
TOTAL....................         15,109       13,894      26,177      26,921

COSTS AND EXPENSES
  Cost of revenues.......          4,466        5,257       7,759       8,947
  Research, development
    and engineering......          3,217        2,264       5,937       4,543
  Selling, general and
    administrative.......          5,434        4,374      10,153       9,185
  Other charges..........              -            -       5,820           -
                                 -------      -------     -------     -------
TOTAL....................         13,117       11,895      29,669      22,675

INCOME (LOSS) FROM
  OPERATIONS.............          1,992        1,999      (3,492)      4,246
INTEREST INCOME..........            167          153         417         222
INCOME TAX EXPENSE.......            (78)           -        (103)          -
                                 -------      -------     -------     -------
NET INCOME (LOSS)........        $ 2,081      $ 2,152     $(3,178)    $ 4,468
                                 =======      =======     =======     =======
EARNINGS PER SHARE
  Net Income (Loss)......        $   .14      $   .15     $  (.23)    $   .31
                                 =======      =======     =======     =======
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING.............    15,016,179  14,352,9277  14,017,959  14,352,927
                              ==========  ===========  ==========  ==========

See accompanying Notes to Financial Statements.

                                BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS


                                            UNAUDITED
                                            ---------
                                             OCT. 1    APRIL 2
                                              1995      1995
                                            --------- --------
CURRENT ASSETS
  Cash and cash equivalents................  $ 8,378   $13,140
  Cash in escrow - current portion.........      106       106
  Marketable securities....................    4,327     6,310
  Accounts receivable - net................   17,189    14,067
  Installment receivables - current
    portion................................    1,834       150
  Inventories..............................    3,378     3,126
  Other....................................      944       453
                                             -------   -------

    Total current assets...................   36,156    37,352


PROPERTY AND EQUIPMENT - NET...............    3,978     3,709

NOTE RECEIVABLE............................    8,700     8,700

CAPITALIZED SOFTWARE - NET.................    5,860     3,917

CASH IN ESCROW - NET OF CURRENT PORTION....    1,442       757

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION..................................    1,536        49

GOODWILL - NET.............................    2,028         -

OTHER......................................      866       842
                                             -------   -------

    TOTAL..................................  $60,566   $55,326
                                             =======   =======

See accompanying Notes to Financial Statements.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                          UNAUDITED
                                          ---------
                                            OCT. 1    APRIL 2
                                             1995      1995
                                          ---------  --------

CURRENT LIABILITIES
  Accounts payable......................  $  6,175   $  2,932
  Accrued expenses......................     5,447      6,437
  Deferred revenue......................     4,997      3,863
  Notes Payable.........................       999          -
  Current portion of long-term debt.....       151        151
                                          --------   --------

    Total current liabilities...........    17,769     13,383

LONG-TERM DEBT..........................     8,902      8,976


SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       October 1, 1995 - 14,005,151
       April 02, 1995 - 13,526,800......       700        676
  Additional paid-in-capital............    57,283     53,231
  Accumulated deficit...................   (23,925)   (20,747)
  Deferred compensation.................      (163)      (193)
                                          --------   --------

    Total shareholders' equity..........    33,895     32,967
                                          --------   --------

    Total...............................  $ 60,566   $ 55,326
                                          ========   ========

See accompanying Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)


                                                         SIX MONTHS ENDED
                                                       --------------------
                                                        OCT. 1     OCT. 2
                                                         1995       1994
                                                       ---------  ---------
OPERATING ACTIVITIES:
  Net income (loss)..................................   $(3,178)   $ 4,468
  Adjustments to reconcile net income (loss)
    to net cash from operations:
    Depreciation and amortization....................     1,675      2,719
    Other Charges....................................     5,820          -
    Accounts receivable..............................    (1,778)    (2,414)
    Installment receivables..........................      (194)       459
    Inventories......................................      (252)      (317)
    Other assets.....................................      (371)        74
    Accounts payable, accrued expenses and
      income taxes...................................      (368)     5,493
                                                        -------    -------

    Net cash flows provided by operating activities..     1,354     10,482
                                                        -------    -------

INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired).........    (4,547)         -
  Purchases of marketable securities.................    (2,574)    (4,550)
  Maturities of marketable securities................     4,557      3,580
  Purchases of property and equipment................      (816)      (611)
  Capitalized software...............................    (1,708)    (1,155)
  Change in cash held in escrow......................      (685)        54
                                                        -------    -------

  Net cash flows used in investing activities........    (5,773)    (2,682)
                                                        -------    -------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments.......................................       (74)       (68)
  Capital transactions:
    Stock options exercised..........................        93        354
    Stock repurchased by Company.....................      (362)         -
                                                        -------    -------

Net cash flows (used in)/provided
    by financing activities..........................      (343)       286
                                                        -------    -------

Net increase (decrease) in cash and
    cash equivalents.................................    (4,762)     8,086
Beginning cash and cash equivalents..................    13,140      2,040
                                                        -------    -------
Ending cash and cash equivalents.....................   $ 8,378    $10,126
                                                        =======    =======

Supplemental disclosures of cash flow information:
  Cash paid for interest.............................   $   409    $   414
  Cash paid for income taxes.........................       207         72

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

3.  INVENTORIES

    Inventories consisted of:  (Dollars in thousands)

                                     OCT. 1        APRIL 2
                                      1995          1995
                                     ------        -------
      Raw material                   $  393         $  499
      Work-in-process                 1,138          1,161
      Finished goods                  1,847          1,466
                                     ------         ------
                                     $3,378         $3,126
                                     ======         ======

4.  ACQUISITION OF BLUELINE SOFTWARE INC.

    Effective the close of business on June 30, 1995, the Company purchased the stock of BlueLine Software Inc. The total purchase price was $8,750,000 of which approximately 50% was paid in cash and 50% was in issued Apertus common stock. BlueLine develops and markets a suite of products for the centralized management of enterprise networks. The acquisition was accounted for under the purchase method with the operations of BlueLine included in the financial statements from the date of acquisition. The acquisition, based on preliminary information, resulted in goodwill of $2,089,000 which will be amortized on a straight-line basis over 7 years. The purchase included a charge to earnings in the first quarter of fiscal 1996 of $5,390,000 related to the write-down of purchased research and development and other acquisition costs.

5.  OTHER CHARGES

    Other charges of $5,820,000 includes $5,390,000 of purchased R&D related to the BlueLine acquisition. Additionally, the Company recorded a charge to earnings of $430,000 for the closure of operations in Oregon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three month period ending October 1, 1995 increased $1.2 million (8.8%) over the comparable period from the prior year. Net revenues for the six month period ending October 1, 1995 decreased $744 thousand (-2.8%) under the comparable period from the prior year. The increase in the three month period can be attributed to the revenues associated with the acquisition of BlueLine Software, Inc and increases in international sales when compared to the same period in the prior year. The six month period decrease in revenue reflects slower than anticipated market development combined with a lengthening sales cycle for certain key accounts.

Cost of revenues, as a percentage of revenues was 30% for the three and six month periods ended October 1, 1995 as compared to 38% and 33% for the three and six month periods ended October 2, 1994. Excluding a $1.2 million write-off of capitalized IBM software in the second quarter of the prior year, trends reflect a similar mix of product sales between quarters.

Research, development, and engineering costs as a percentage of revenue were 21% and 23% during the three and six month periods ending October 1, 1995 respectively as compared to 16% and 17% in the comparable period of fiscal 1995. This was primarily due to increased development resources dedicated toward the release of future products. Selling, general, and administrative costs were 36% and 39% of revenues during the three and six month periods ending October 1, 1995 respectively as compared to 31% and 34% in the comparable periods of the prior year. This increase reflects the costs associated with the continued expansion in the commercial and international marketplaces.

Interest income increased due to a higher average balance in cash and marketable securities when compared to second quarter of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $14,253,000 and $20,313,000 at October 1, 1995 and April 2, 1995, respectively. The Company currently anticipates making capital expenditures of $1.0 million during the rest of fiscal year 1996. These capital expenditures will relate to research and development, data processing and software. The company has repurchased 49,500 shares of common stock which are to be retired. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1996.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

        None

ITEM 2.  CHANGES IN SECURITIES
------------------------------

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None


ITEM 4.  OTHER INFORMATION
--------------------------

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  November 15, 1995             By     /s/ Sue Hogue
                                       --------------------------
                                      Sue Hogue
                                      Chief Financial Officer
                                      VP Finance