Form 10-Q
period 1995-12-31
APERTUS TECHNOLOGIES INC
filed 1996-02-14
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
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


                         Yes       X         No
                             -------------      -------------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                           14,074,219
----------------------------             --------------------------------------
           Class                         Shares outstanding on December 31, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Statements of Operations - Three and Nine
         Months Ended December 31, 1995 and
         January 1, 1995.........................................       1

         Balance Sheets - December 31, 1995 and
         April 02, 1995..........................................       2-3

         Statements of Cash Flows - Nine Months Ended
         December 31, 1995 and January 01, 1995..................       4

         Notes to Financial Statements...........................       5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations / Liquidity and Capital
         Resources...............................................       6-7

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................       8

         ITEM 2.  CHANGES IN SECURITIES..........................       8

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................       8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................       8

         ITEM 5.  OTHER INFORMATION..............................       8

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............       8

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                (Dollars in Thousands, Except Per Share Amounts)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      ----------------------------      ---------------------------
                                                        DEC. 31          JAN. 1            DEC. 31         JAN. 1
                                                         1995             1995              1995            1995
                                                      -----------      -----------      ------------    -----------
REVENUES
  Sales............................................   $    10,073      $    11,469      $    30,400     $    34,622
  Rentals and services.............................         2,971            2,240            8,821           6,008
                                                      -----------      -----------      -----------     -----------
TOTAL..............................................        13,044           13,709           39,221          40,630
COSTS AND EXPENSES
  Cost of revenues.................................         4,468            3,784           12,227          12,731
  Research, development and engineering............         3,585            3,144            9,522           7,688
  Selling, general and administrative..............         6,376            4,299           16,529          13,483
  Other charges....................................            -                -             5,820              -
                                                      -----------      -----------      -----------     -----------
TOTAL..............................................        14,429           11,227           44,098          33,902
INCOME (LOSS) FROM OPERATIONS......................        (1,385)           2,482           (4,877)          6,728
INTEREST INCOME....................................           155              206              572             429
INCOME TAX EXPENSE.................................          (100)             (75)            (203)            (75)
                                                      -----------      -----------      -----------     -----------
NET INCOME (LOSS)..................................   $    (1,330)     $     2,613      $    (4,508)    $     7,082
                                                      ===========      ===========      ===========     ===========
EARNINGS PER SHARE
  Net Income (Loss)................................   $      (.09)     $       .18      $      (.33)    $       .50
                                                      ===========      ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING....................    14,014,000       14,485,000       13,858,000      14,302,000
                                                      ===========      ===========      ===========     ===========




See accompany Notes to Financial Statements.

                                BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS


                                            UNAUDITED
                                            ---------
                                             DEC. 31         April 2
                                              1995             1995
                                             -------         -------
CURRENT ASSETS
  Cash and cash equivalents................  $ 8,498         $13,140
  Cash in escrow - current portion.........      106             106
  Marketable securities....................    3,838           6,310
  Accounts receivable-net..................   16,479          14,067
  Installment receivables-Current Portion..    1,595             150
  Inventories..............................    3,794           3,126
  Other....................................      787             453
                                             -------         -------

    Total current assets...................   35,097          37,352


PROPERTY AND EQUIPMENT-NET.................    4,062           3,709

NOTE RECEIVABLE............................    8,700           8,700

CAPITALIZED SOFTWARE - NET.................    5,951           3,917

CASH IN ESCROW - NET OF CURRENT PORTION....    1,415             757

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION..................................    1,677              49

GOODWILL - NET.............................    1,967               -

OTHER......................................      886             842
                                             -------         -------

    TOTAL..................................  $59,755         $55,326
                                             =======         =======



See accompanying Notes to Financial Statements

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         UNAUDITED
                                         ---------
                                          DEC. 31            April 2
                                            1995               1995
                                          --------           -------
CURRENT LIABILITIES
  Accounts payable......................  $  5,864           $  2,932
  Accrued expenses......................     6,507              6,437
  Deferred revenue......................     4,828              3,863
  Notes Payable.........................       999                  -
  Current portion of long-term debt.....       151                151
                                          --------           --------

    Total current liabilities...........    18,349             13,383

LONG-TERM DEBT..........................     8,863              8,976


SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       December 31, 1995 - 14,074,219
       April 02, 1995 - 13,526,800......       704                676
  Additional paid-in-capital............    57,242             53,231
  Accumulated deficit...................   (25,255)           (20,747)
  Deferred compensation.................      (148)              (193)
                                          --------           --------

    Total shareholders' equity..........    32,543             32,967
                                          --------           --------

    Total...............................  $ 59,755           $ 55,326
                                          ========           ========


See accompanying Notes to Financial Statements

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                       --------------------
                                                        DEC. 31    Jan. 1
                                                         1995       1995
                                                       ---------  ---------
OPERATING ACTIVITIES:
  Net income (loss)..................................   $(4,508)   $ 7,082
  Adjustments to reconcile net income (loss)
    to net cash from operations:
    Depreciation and amortization....................     2,745      3,299
    Other Charges....................................     5,820          -
    Accounts receivable..............................    (1,068)    (2,711)
    Installment receivables..........................       (96)       684
    Inventories......................................      (668)      (378)
    Other assets.....................................      (234)        10
    Accounts payable.................................      (393)      (137)
    Accrued expenses.................................      (360)     1,506
    Deferred Revenue.................................       965      4,713
                                                        -------    -------

    Net cash flows provided by operating activities       2,203     14,068
                                                        -------    -------

INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired).........    (4,547)         -
  Purchases of marketable securities.................    (5,854)    (5,546)
  Maturities of marketable securities................     8,325      5,769
  Purchases of property and equipment................    (1,235)    (1,169)
  Capitalized software...............................    (2,428)    (1,784)
  Change in cash held in escrow......................      (658)        81
                                                        -------    -------

  Net cash flows used in investing
      activities.....................................    (6,397)    (2,649)
                                                        -------    -------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments.......................................      (112)      (102)
  Capital transactions:
    Stock options exercised..........................       450        715
    Stock repurchased by Company.....................      (786)         -
                                                        -------    -------

  Net cash flows (used in)/provided
    by financing activities..........................      (448)       613
                                                        -------    -------

Net increase (decrease) in cash and
    cash equivalents.................................    (4,642)    12,032
Beginning cash and cash equivalents..................    13,140      2,040
                                                        -------    -------
Ending cash and cash equivalents.....................   $ 8,498    $14,072
                                                        =======    =======

Supplemental disclosures of cash flow information:
  Cash paid for interest.............................   $   613   $      -
  Cash paid for income taxes.........................       275         70

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

3.  INVENTORIES

    Inventories consisted of:  (Dollars in thousands)
                                   DEC. 31             April 2
                                    1995                1995
                                   -------             -------

      Raw material                  $  749              $  499
      Work-in-process                1,239               1,161
      Finished goods                 1,806               1,466
                                    ------              ------
                                    $3,794              $3,126
                                    ======              ======

4.  ACQUISITION OF BLUELINE SOFTWARE INC.

    Effective the close of business on June 30, 1995, the Company purchased the stock of BlueLine Software Inc. The total purchase price was $8,750,000 of which approximately 50% was paid in cash and 50% was in issued Apertus common stock. BlueLine develops and markets a suite of products for the centralized management of enterprise networks. The acquisition was accounted for under the purchase method with the operations of BlueLine included in the financial statements from the date of acquisition. The acquisition, based on preliminary information, resulted in goodwill which is being amortized on a straight-line basis over 7 years. The purchase included a charge to earnings in the first quarter of fiscal 1996 of $5,390,000 related to the write-down of purchased research and development and other acquisition costs.

5.  OTHER CHARGES

    Other charges of $5,820,000 includes $5,390,000 of purchased R&D related to the BlueLine acquisition. Additionally, the Company recorded a charge to earnings of $430,000 for the closure of an office in Oregon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS

Net revenues for the three month period ending December 31, 1995 decreased $665 thousand (-4.8%) over the comparable period from the prior year. Net revenues for the nine month period ending December 31, 1995 decreased $1.4 million (-3.5%) over the comparable period from the prior year. The revenue decreases in the three and nine month periods are associated with a softening in the market for the Company's traditional network connectivity products and a lengthening sales cycle for certain key accounts. As a result, the Company expects modest growth in revenue over the next year.

Growth in the international marketplace has offset some of the decline in the domestic arena and resulted in 28% and 16% of total revenues for the three month period ending December 31, 1995 and January 1, 1995 respectively. Total revenue for the nine month period ending December 31, 1995 and January 1, 1995 included 30% and 13% respectively of international revenue. The Company expects the international component of revenue to remain at current levels for the balance of the current fiscal year.

Cost of revenues, as a percentage of revenue, was 34% and 31% for the three and nine month periods ended December 31, 1995 as compared to 28% and 31% for the three and nine month periods ended January 1, 1995. Excluding a $1.2 million write-off of capitalized IBM software in the second quarter of the prior year, the trend toward a higher cost of revenue reflects the payment of international royalties associated with BlueLine revenue, profit margin pressures internationally and the impact of lower sales volume as it relates to the fixed overhead base. Subject to the normal business risks associated with a technology company combined with the current mix of product sales, it is anticipated that margins will remain at their current levels for the balance of the fiscal year.

Research, development and engineering costs as a percentage of revenue were 27% and 24% during the three and nine month periods ending December 31, 1995 respectively as compared to 23% and 19% in the comparable period of fiscal 1995. These increases period over period are principally attributable to the additional development costs associated with the BlueLine acquisition coupled with weakened sales in the connectivity marketplace. Selling, general, and administrative costs were 49% and 42% of revenues during the three and nine month periods ending December 31, 1995 respectively as compared to 31% and 33% in the comparable periods of the prior year. These increases period over period are due principally to the acquisition of BlueLine whose costs are reflected as of July 1, 1995 coupled with increased investments in the selling and distribution channels.

Interest income for the nine month period ended December 31, 1995 increased over the comparable period last year due to a higher average balance in cash and marketable securities coupled with a higher average return.

The Company calculates income tax expense based on an alternative minimum tax computation done quarterly.

At the end of the third quarter the Company announced changes in both organization and product direction. The Company outlined a new organization structure moving from a multiple business unit model to a functional organization with new corporate vice presidents of sales, marketing and development reporting directly to the CEO. The Company is shifting its product focus from the mature network connectivity products to newer data and application management products. The next year is expected to be one of modest growth in both revenue and profitability during the transition.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $13,857,000 and $20,313,000 at December 31, 1995 and April 2, 1995, respectively. The Company currently anticipates making capital expenditures of $600 thousand during the fourth quarter of fiscal year 1996. These capital expenditures will relate to research and development, data processing, software and leasehold improvements in the New York and Minnesota facilities. The company has repurchased 90,500 shares of common stock in the open market which are to be retired. Additionally, the Company believes that the current cash on hand plus the cash to be generated from its operations in FY'97 will be adequate to cover the projected cash needs for working capital and capital expenditures in FY'97.

                          PART I.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

        None

ITEM 2.  CHANGES IN SECURITIES
------------------------------

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        A vote to approve the employee stock purchase plan was approved at the Annual Meeting of Shareholders held in July of 1995.

        A vote to approve a resolution to change the Company's Savings and Investment Plan ("Plan") trustee from Marshall & Illsley to
        Piper Jaffray was unanimously approved.


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


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  February 14, 1996              By     /s/ Sue Hogue
                                        --------------------------
                                      Sue Hogue
                                      Chief Financial Officer
                                      Corporate V.P. Administration