Form 10-K
period 1996-03-31
APERTUS TECHNOLOGIES INC
filed 1996-07-01
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the fiscal year ended March 31, 1996, or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the period from ______________ to ______________.


Commission file number:  0-12378
                         -------

                       APERTUS TECHNOLOGIES INCORPORATED
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

              Minnesota                              41-1349953
      -------------------------               ------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

        7275 Flying Cloud Drive
        Eden Prairie, Minnesota                        55344
      --------------------------                  --------------
      (Address of principal executive                (ZIP Code)
             offices)

Registrant's telephone number, including area code:         (612) 828-0300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.05 per share
                                                            Common Stock
                                                            purchase rights

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                           No
                 ---                               ----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 3, 1996 was approximately $55,950,000 (based on the last sale price of such stock as reported by The Nasdaq Stock Market National Market System).

     As of June 3, 1996, 14,047,455 shares of the registrant's Common Stock, par value $.05 per share, were issued and outstanding.

     Documents Incorporated by Reference:   Part II of this Form 10-K
     -----------------------------------
incorporates by reference information from the Annual Report to Shareholders for the fiscal year ended March 31, 1996 (the "Annual Report to Shareholders").
Part III of this Form 10-K incorporates by reference information from the Proxy Statement dated June 12, 1996 for the 1996 Annual Meeting of Shareholders (the "Proxy Statement").

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

                                    Part I

Item 1. Business

        Apertus Technologies Incorporated develops, manufactures, and markets communication products that enable customers to integrate diverse networks, data, and applications. The Company provides network gateway products that facilitate interoperability between local area networks ("LANs") and traditional, large-scale mainframe (legacy) systems, server-based software tools that integrate data contained in legacy systems with client/server data, and system management products that provide centralized management of distributed networks.

        The Company currently has three product groups. The Company's Network Integration Products link open systems networks with IBM mainframe computing systems. The Company's Data Integration Products integrate and cleanse data from diverse sources for new business applications, such as data warehousing and systems migration. The Company's Systems Management Products permit centralized management of distributed networks.

        On June 30, 1995, the Company acquired all of the capital stock of BlueLine Software, Inc. ("BlueLine"). The total purchase price for BlueLine was $8.75 million, of which approximately 50% was paid in cash and approximately 50% was paid in common stock of Apertus. The Company paid the cash portion of the purchase price from its cash on hand. BlueLine markets a number of software tools that permit the centralized management of enterprise computer networks. The purpose of the BlueLine acquisition was to expand the Company's product offerings and sales and distribution channels in the distributed computer systems management market.

        The Company, a Minnesota corporation, was incorporated in March 1979. As used herein, the "Company" and "Apertus" refer to Apertus Technologies Incorporated together with its wholly owned subsidiaries.

Market

Background

        The computer industry has undergone dramatic changes over the past decade, and these changes have centered largely on bringing more computing power to the desktop. However, desktop systems, which were designed to provide open (non-proprietary) computing, were originally isolated from information contained in larger legacy systems. This lack of integration resulted in costly and inefficient computing enterprises. Over the past few years, connectivity between desktop, client/server, midrange and mainframe systems has become an increasingly high priority for most large corporations and organizations. Today, desktop systems are often required to share data with larger legacy systems maintained at the department, branch, or corporate level. These legacy systems may be located in another part of the same office or across the world.

        As corporations and other organizations make the transition from traditional mainframe-oriented environments to new distributed computing environments characterized by the use of client/server technology, they need products to integrate the two computing systems. In addition, with the explosion of the World Wide Web, new opportunities are emerging for integrating Web sites with legacy applications. Apertus provides products that address requirements for bridging legacy and open systems environments.

Target Market

        Apertus's product lines are horizontal in nature. As a result, its products are marketed to a broad spectrum of industries, including the telecommunications, retailing, manufacturing, finance and banking and healthcare industries. Apertus's target customer base consists of Fortune 1000 corporations in the commercial marketplace, government agencies, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and systems integrators. The Company's products are sold in the United States and internationally.

        Historically, the Company has been successful in marketing its products to the Regional Bell Operating Companies, which require significant communication capabilities for sharing data across large, complex databases contained in multiple mainframes. In the last several years, Apertus has broadened its target market to include commercial customers outside the telecommunications industry. In part because of the Company's acquisition of Systems Strategies, Inc. ("SSI") in 1993, the Company has been able to broaden its market to include a large number of Fortune 1000 corporations. During the fiscal year ended March 31, 1996 ("fiscal 1996"), the Company opened new offices in Germany and Canada, and has expanded its distribution network in Canada, Europe, and the Pacific Rim. Currently, the Company has agreements with a number of prominent OEMs that market the Company's products internationally.

Products

Network Integration Products

        IBM computing environments continue to dominate most large corporations. In recent years, many of these corporations have begun migrating from IBM's proprietary computing systems and investing in open systems computing networks. The challenge for these corporations is to find a way to integrate the IBM legacy environments with open systems environments. Apertus addresses this need for integration with its DataStar product line, sold directly to end user organizations, and its EXPRESS product line, marketed primarily to OEMs, systems integrators and VARs.

        DataStar. The DataStar product line, consisting of a number of gateway products, provides communications links between open systems network environments and IBM mainframe and midrange host computers. The DataStar server is a high-performance, channel-attached gateway system that assists corporations in solving a variety of problems relating to the integration of IBM large-scale systems technology with open systems, multi-protocol LANs. The DataStar is available in three sizes, which enable it to meet a range of network needs. The product features a modular architecture and switch-based backplane. As a result, end-user customers are able to customize the DataStar to meet their unique networking requirements.

        The DataStar products provide a variety of gateway configurations:
Offload TCP/IP Gateway allows users of TCP/IP networks to transparently access IBM SNA and BiSync hosts, TCP/IP Interconnect Controller provides users with a high performance connection between TCP/IP networks and IBM hosts using TCP/IP communications topologies, NetWare for SAA Gateway allows users of Novell's NetWare to access channel-attached IBM host resources, SNA DSPU Gateway allows users of Ethernet and Token-Ring SNA-based LANs to access IBM host resources, and Universal Access provides users with a "virtual" gateway complex across multiple DataStar or TCP/IP Hosts. During fiscal 1996, the Company's DataStar products were enhanced to provide increased capacity and improved performance with new Pentium modules and an optional datastreaming channel interface.

        The Company also markets terminal server products under the name DataStar/3270 Access Hub, which allow corporations to connect their large installed base of IBM 3270 terminals to bridge and router internetworks. By providing access to both IBM SNA resources and UNIX resources across LAN environments (Ethernet and Token Ring), the DataStar/3270 Access Hub allows users to continue to use their IBM 3270 terminals and participate in open computing networks.

        The Company supplements its DataStar and terminal server product line with a series of complementary software products marketed under licenses with third parties. These products primarily include networking software and terminal emulation software.

        EXPRESS(TM). The Company's EXPRESS products are a suite of communications software products that link computers using the UNIX operating system with various IBM platforms. EXPRESS software provides users with advanced SNA capabilities, resulting in high speed, flexible network integration solutions. EXPRESS software provides terminal emulation, file transfer, and Telnet-to-SNA gateway solutions. It also provides programmers with the tools they need to develop applications for UNIX systems that can communicate with applications on IBM mainframes.

Data Integration Products

        New applications are being increasingly designed for use in a distributed computing environments in which systems are spread throughout different corporate locations. Typically, a database resides on a high-performance client/server, and user interaction is driven by a graphical user interface. Users of these new applications often need to obtain and update information contained in legacy computing systems. The Company's Enterprise/Access(TM) and Enterprise/Integrator(TM) are designed to address these needs.

        Enterprise/Access. Enterprise/Access is a software tool for reengineering the user interface to existing applications and data in a variety of environments without requiring any changes whatsoever to the applications, data, or environment. In fiscal 1997, an internet/intranet Web version of the product (Enterprise/Access: Web Edition) was introduced to capitalize on the cross-industry demand to open up existing applications to new users anytime, anywhere.

        Enterprise/Integrator. Enterprise/Integrator is a comprehensive object-oriented software framework for creating high-quality data for better business decisions. It is targeted at the high-growth data warehouse/system migration markets. Via a graphical user interface, rules are specified for integrating, transforming, cleansing, matching, synchronizing, and replicating data from multiple heterogeneous data sources.

Systems Management Products

        With the growth in distributed systems, organizations are increasingly concerned about the management of these new systems. Apertus targets this market with MQView, its centralized management solution for new MQ messaging networks, and the VisionNet enterprise performance monitor.

        MQView. The Company's MQView product is a system management application that provides centralized configuration, monitoring, operations and exception reporting (Alerts) for MQSeries(TM) products, IBM's commercial messaging middleware product. The Company intends to expand its MQView products through the addition of other system management products that complement MQSeries software.

        VisionNet. The Company's VisionNet products, originally developed by BlueLine, provide a means of monitoring the performance of SNA, TCP/IP, and IPX networks. These products are important tools for the centralized management of enterprise computer networks.

Marketing and Customers

        Domestically, Apertus uses a direct sales force, located throughout the United States, to market to its end user customers. For small orders, the Company uses an in-house telesales group that completes sales without involvement from the direct sales force. The Company is organized around three business units, each of which is responsible for implementing its own strategy based on the Company's mission. During fiscal 1996, the Company expanded its sales coverage and consolidated its multiple sales forces into a single multi-product sales organization, supported by a new telesales initiative and an expanded lead generation program. The primary marketing vehicles used to generate leads include advertising, direct mail, press relations, vendor relations, seminars, and trade shows.

        The Company's European operations have expanded from their base outside of London, England by opening an office in Stuttgart, Germany in April 1995 and acquiring a presence in Holland. Apertus Europe sells directly to end users and indirectly through OEMs, distributors and VARs. The Company is also expanding outside of Europe. In fiscal 1996, the Company opened an office in Toronto, Canada and established a significant presence in the Pacific Rim. The Company continues to use strategic distribution partners as well as manufacturers' representatives and distributors on a selective basis.

Backlog

        The Company attempts to ship orders to end-user customers within 30 days. Because of this short delivery cycle, the Company does not believe backlog is a meaningful indicator of future revenues.

Customer Service

        The Company works with customers on a direct service basis out of Minneapolis, New York, and London to provide prompt and reliable support for products installed at end-user facilities. Company employees provide software product maintenance worldwide. Generally, hardware maintenance is provided through third-party vendors providing first-line services. Customers may choose either self-maintenance programs (where the customers' personnel provide first-line repair) or direct service programs (where the Company or third-party vendors provide first-line repair). In either case, more advanced technical support is provided by the Company's field specialists and technical support groups located in Minneapolis, New York, and London.

Product Development

        Because of rapidly changing technology in the communications software market, the Company is committed to ongoing research development. The Company spent approximately $9.5 million (19.3% of revenues), $6.0 million (10.9% of revenues) and $4.2 million (16.0% of revenues) during fiscal years 1996, 1995 and 1994, respectively, on research and development, all of which was sponsored by the Company. Due to the expanding range of products and features available in the communications software marketplace, management recognizes the increasing significance of the capability to interface the Company's products with other available or installed products.

        During fiscal 1996, the Company continued to develop enhancements to the DataStar architecture and to the EXPRESS product line, including UNIX-to-IBM connectivity software. Software research and development for Enterprise/Access, Enterprise/Integrator, and MQView include enhancements to existing products as well as new product development.

        The company believes that copyright protection is important to its business. Accordingly, the Company copyrights software source code modules. The Company also relies on trade secrets, proprietary know-how and continuing product innovation to maintain its competitive position.

Competition

        The Company's product lines each have their own distinct significant competitors:

        DataStar: The DataStar products primarily compete with mainframe-dependant products manufactured by IBM, Cicso, and Interlink and off-load products manufactured by OpenConnect, Novell, Microsoft, and CNT/Brixton.

        EXPRESS: Primary competition for the EXPRESS products arises from OEMs, including Sun, Hewlett Packard, and IBM. While most of these manufacturers offer an IBM communications solution, they typically are platform-specific (as opposed to multi-platform). EXPRESS products also compete with products manufactured by companies, such as OpenConnect and Brixton.

        Enterprise/Access: Web Edition competes with less scaleable, less manageable products available on operating systems other than Unix. These include Edify on IB's OS2 and Attachmate's Emissary Host Publishing System on Microsoft's NT. When the existing data can be accessed directly via an available interface (e.g., SQL), Enterprise/Access competes with a large number of vendors and public-domain products.

        Enterprise/Integrator: Enterprise/Integrator competes with several vendors specifically targeted at data cleansing (e.g., Vality Corporation) and vendors who perform some cleansing and transformation coupled with data extraction (e.g., Prism and Evolutionary Technologies, Inc.).

        MQView: Competition for the MQView product line comes from traditional mainframe systems management companies, Candle and Boole & Babbage, which announced products that compete directly with MQView, offering configuration, operation, and alert functions.

Service and Maintenance

        The Company's service and maintenance programs compete with comparable programs offered by AT&T, Memorex-Telex, IBM and other competitors that have substantially more locations and personnel than the Company. The Company's products support industry network management standards (SNMP, NetView) and have extensive remote diagnostic capabilities. As hardware has become more reliable, the Company has relied on third-party vendors for hardware support and on its own regional service organization for software support.

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

        Emphasis is placed on ensuring a quality product through such mean as Statistical Process Control, Cellular Management, Just In Time concepts and a suppliers' certification program. A computerized system is used to manage purchasing, production scheduling, order entry, and inventory management functions.

        Most of the components used in the Company's products are available from a number of suppliers. However, a number of parts, including certain integrated circuits and monitors, are generally available only from single sources of supply. In some cases, if the Company were to be deprived of those single-source items, the Company would be required to obtain an alternative supplier, manufacture the items itself or redesign certain products, any of which could cause delays in product shipments. The Company, however, has never experienced significant production delays because of the failure of a supplier to provide component parts.

Employees

        As of June 1, 1996, the Company employed 310 persons, including 109 in product development, 38 in manufacturing, 90 in marketing, 45 in customer service and 28 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

Executive Officers of the Registrant

        The following sets forth certain information regarding the executive officers of the Company:

Name                         Age  Position
- ----                         ---  --------

Robert D. Gordon...........   47  Chairman of the Board, Chief Executive
                                  Officer and President
Julie Cummins Brady........   37  Corporate Vice President, Secretary and
                                  General Counsel
Sue A. Hogue...............   40  Corporate Vice President and Chief Financial
                                  Officer
Martin G. Hahn.............   38  Corporate Vice President, DataStar and Express
Lizabeth Converse Wilson...   37  Corporate Vice President, Sales
Lloyd Hagemo...............   44  Corporate Vice President, MQView and Vision
Steve Gimnicher............   41  Corporate Vice President, Enterprise Group

        Robert D. Gordon has been Chairman of the Board and Chief Executive Officer of the Company since April 1990 and president of the Company since December 1988. Mr. Gordon was first employed by the Company as Senior Vice President in July 1987 and subsequently served as Chief Financial Officer from August 1987 to May 1988, Secretary from January 1988 to September 1988, and Group Vice President, Sales and Marketing from April 1988 to December 1988. From April 1984 to July 1987, Mr. Gordon was Executive Vice President of First Bank System, Inc. Mr. Gordon has been a director of the Company since August 1987.

        Julie Cummins Brady has held the position of Corporate Vice President, Secretary and General Counsel since April 1990. Prior to joining the Company, Ms. Brady held legal positions with various divisions of Control Data Corporation, most recently as Corporate Counsel for Imprimus Technology Incorporated.

        Sue A. Hogue has held the position of Corporate Vice President and Chief Financial Officer of the Company since August 1993. Prior to her current position, Ms. Hogue served as Corporate Controller of the Company for three years. Ms. Hogue has been employed by the Company since August 1989.

        Martin G. Hahn has served as the Company's Corporate Vice President, DataStar and EXPRESS since January 1996. Prior to his current position, Mr. Hahn held the positions of General Manger, Network Integration Group from January 1994 to 1996 and Vice President of Marketing for the Internetworking Solutions Group from 1991 to 1993. Mr. Hahn has been employed by the Company since July 1987.

        Lizabeth Converse Wilson has served as the Company's Corporate Vice President, Sales since January 1996. Prior to her current position, Ms. Wilson held the position of General Manager, Data Integration Group since May 1993. Ms. Wilson has also previously served as the Company's Director of Sales and Marketing for the Enterprise Systems Group and as a Regional Account Manager. Ms. Wilson has been employed by the Company for 11 years.

        Lloyd Hagemo has served as the Company's Corporate Vice President, MQView and Vision since January 1996. Prior to his current position, Mr. Hagemo held the position of Vice President of Development and Support within BlueLine for ten years.

        Steve Gimnicher has served as the Company's Corporate Vice President, Enterprise Group, since January 1996. Prior to his current position, Mr. Gimnicher held the positions of Vice President, Marketing since January 1995 and Vice President of Development since August 1992. Prior to joining Apertus, Mr. Gimnicher served as Vice President of Engineering for Interlink Computer Sciences.

Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles with key customers; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; risks associated with single sources of supply for certain components used in the Company's products; and changes in interest rates. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as
Exhibit 99.1 to this Annual Report on Form 10-K.

Item 2. Properties

        In July 1990, the Company moved its principal office and manufacturing facility to 60,000 square feet of leased space in a building located in Eden Prairie, Minnesota. In February 1996, Apertus signed a Second Amendment to the Lease for the Eden Prairie office which extends the terms of the original lease an additional six years commencing on August 1, 1996 and requires total lease payments of approximately $3.7 million over the term of the lease. Apertus assumed the remaining space in the Eden Prairie facility, expanding from 60,000 square feet to 76,492 square feet.

        The Company also maintains its offices in New York, New York. On November 1, 1995, Apertus entered into an eight year lease from September 1995 to January 2003 for 21,095 square feet of office space on the sixth floor of Two Penn Plaza. The One Penn Plaza and 225 West 34th Street offices in Manhattan were consolidated into this new space. Total required base rental on the Two Penn Plaza location is approximately $3.3 million for the term of the lease. Apertus/SSI continues to sublet half of the 11,729 square feet of leased space at the One Penn location and is actively seeking another tenant to sublet the remaining space. The lease on the One Penn property expires October 2001, with annual lease payments of approximately $348,000 (excluding sublease rental payments).

        On June 12, 1996, Apertus received the final balloon payment from the purchaser of its previous 262,000 square foot headquarters facility in Eden Prairie and retired the debt to Prudential.

Item 3. Legal Proceedings

        The Company has no pending legal proceedings which the Company believes are material.

Item 4. Submissions of Matters to a Vote of Security Holders

        None.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The information contained under the heading "Dividend Policy and Price Range of Common Stock" on page 16 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data

        The information contained under the heading "Selected Historical Financial Data" on page 15 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 and 3 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The independent auditors' report, consolidated financial statements and notes to consolidated financial statements on pages 4 through 13 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the heading "Election of Directors" on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The information contained under the heading "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

Item 11. Executive Compensation

        The information contained under the heading "Executive Compensation" on pages 4 through 13 of the Proxy Statement is incorporated herein by reference, except that the information set forth under the captions "Report of Compensation Committee on Annual Compensation" and the "Comparative Stock Performance" graph are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 14 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

                                    Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits, Financial Statements, Financial Statement Schedules

1.  Financial Statements                                      Page Reference in
    --------------------                                      Exhibit 13 to this
                                                                  Form 10-K
                                                                Annual Report
                                                              -----------------
Consolidated Statements of Operations for the Fiscal Years
 Ended March 31, 1996, April 2, 1995 and April 3, 1994.......          4

Consolidated Balance Sheets as at March 31, 1996 and April
 2, 1995.....................................................          5

Consolidated Statements of Cash Flows for the Fiscal Years
 Ended March 31, 1996 and April 2, 1995 and April 3, 1994....          6

Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended March 31, 1996, April 2, 1995 and
 April 3, 1994...............................................          7

Notes to Consolidated Financial Statements...................     7 - 12

Report of Independent Auditors...............................         13

     The financial statements listed above are included in Exhibit 13 and are hereby incorporated by reference.

2.  Financial Statement Schedules                            Page Number in This
    -----------------------------                               Annual Report
                                                                -------------
Independent Auditor's Report on
  Supplemental Financial Schedule............................         16

Schedule II Valuation and Qualifying Accounts and
  Reserve for the Years Ended March 31, 1996,
  April 2, 1995 and April 3, 1994............................         17


        All other schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3.  Exhibits
              --------

Exhibit
Number  Description
- ------  -----------

2 Acquisition Agreement, dated June 26, 1995, among the Company, BlueLine Acquisition Co. and BlueLine Software, Inc., including exhibits thereto
        (12)

3.1     Restated Articles of Incorporation, as amended (5)

3.2     Bylaws, as amended (5)

4       Shareholders Rights Plan (4)

10.1    * Amended 1990 Long Term Incentive Plan (9)

10.2(a) Office Warehouse Lease, dated May 10, 1990, between the Company and
        Real Estate Income Partners III, a Limited Partnership (2)

10.2(b) Second Amendment to Lease, dated February 18, 1996, between the
        Company and Real Estate Income Partners III, Limited Partnership

10.3(a) Purchase Agreement, dated April 23, 1986, between Byte Investment
        Partnership 1 and the Company (4)

10.3(b) Promissory Note, dated June 12, 1986, from the Company to The
        Prudential Insurance Company of American ("Prudential") (4)

10.3(c) Assignment of Leases and Rents, dated June 12, 1986, between the
        Company and Prudential (4)

10.3(d) Combination Mortgage, Security Agreement and Fixture Financing
        Statement, dated June 12, 1986, between the Company and Prudential (4)

10.4(a) Contract for Deed, dated as of October 1, 1993, between the Company and Best Buy Co., Inc. (6)

10.4(b) Collection and Disbursement Agreement, dated as of October 1, 1993, among the Company, Prudential and First Trust National Association (6)

10.4(c) Lease Payment Agreement,  dated as of October 1, 1993, between the
        Company and Best Buy Co., Inc. (6)

10.6(a) * 1994 Management Bonus Plan description  (5)

10.6(b) * 1995 Management Bonus Plan description  (8)

10.6(c) * 1996 Management Bonus Plan description (11)

10.6(d) * 1997 Management Bonus Plan description

10.7 Stock Purchase Agreement, dated December 31, 1993, between the Company and NYNEX Worldwide Services Group, Inc. (7)

10.8(a) * Stock Acquisition Loan Assistance Program  (5)

10.8(b) * 1993 Stock Acquisition Loan Assistance Program  (9)

10.9(a) Office Lease Agreement, dated June 1991, between Systems Strategies,
        Inc. and Mid City Associated (8)

     10.9(b) Agreement of Lease, dated November 1, 1995 between the Company and
             Two Penn Plaza Associates

     10.10   * 1995 Employee Stock Purchase Plan

     10.11   * Form of Deferred Compensation Agreement

     13 Portions of Annual Report to Shareholders for the fiscal year ended March 31, 1996

     21      Subsidiaries of the Company

     23.1    Consent of Ernst & Young LLP

     24      Powers of Attorney

     27      Financial Data Schedule

     99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
___________________

* Denotes management contracts and compensatory plans, contracts, and arrangements.

(1) Incorporated by reference to the Company's Report on Form 8-K filed April 16, 1990 (SEC file number 0-12378).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1990 (SEC file number 0-12378).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (SEC file number 0-12378).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1992 (SEC file number 0-12378).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993 (SEC file number 0-12378).
(6) Incorporated by reference to the Company's Report on Form 8-K filed November 5, 1993 (SEC file number 0-12378).
(7) Incorporated by reference to the Company's Report on Form 8-K/A filed March 15, 1994 (SEC file number 0-12378).
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1994 (SEC file number 0-12378).
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 31, 1994 (SEC file number 33-77176).
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed January 27, 1995 (SEC file number 33-88884).
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1995 (SEC file number 0-12378).
(12) Incorporated by reference to the Company's Report on Form 8-K filed July 17, 1995 (SEC file number 0-12378).


     (b) Reports on Form 8-K.
         -------------------

     No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended March 31, 1996.

                                   Signature

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1996                       APERTUS TECHNOLOGIES INCORPORATED


                                          By: /s/ Robert D. Gordon
                                             ------------------------------
                                                   Robert D. Gordon
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and President

Robert D. Gordon*            Chairman of the Board,        )
                             Chief Executive Officer,      )
                             President and Director        )
                             (principal executive officer) )
                                                           )
                                                           )
Sue A. Hogue*                Chief Financial Officer       )
                             (principal financial          )
                             officer and principal         )  By: /s/ Robert D. Gordon
                             accounting officer)           )     ---------------------------
                                                           )     Robert D. Gordon
                                                           )     Pro Se and Attorney-in-Fact
Nicholas J. Covatta, Jr.*    Director                      )
                                                           )  Date:  July 1, 1996
                                                           )
Robert W. Fischer*           Director                      )
                                                           )
George E. Hubman*            Director                      )
                                                           )
Arch J. McGill*              Director                      )
                                                           )
Clarence W. Spangle*         Director                      )

________________________
* Executed on behalf of the indicated persons by Robert D. Gordon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                       Apertus Technologies Incorporated

         Schedule II -- Valuation and Qualifying Accounts and Reserve
      for the Years Ended March 31, 1996, April 2, 1995 and April 3, 1994
                            (Dollars in Thousands)
Allowance for Doubtful Accounts:  (A)

   Column A                   Column B                Column C           Column D            Column E

                             Balance at              Charged to                             Balance at
  Description             Beginning of Period    Costs and Expenses     Deductions (B)    End of Period
- ----------------------------------------------------------------------------------------------------------
March 31, 1996                   $865                $1,137(C)             $163              $1,839(D)

April 2, 1995                    $931                $1,288(E)           $1,354(F)             $865

April 3, 1994                    $365                $1,004(G)             $438                $931

_________________

(A) The allowance has been netted against accounts receivable as of the respective balance sheet dates.

(B)  Write-offs net of recoveries.

(C) Includes approximately $150 of allowance for doubtful accounts acquired in the BlueLine Software, Inc. acquisition.

(D) Includes $300 of allowance allocated to installment receivables at March 31, 1996.

(E) Includes approximately $1.1 million of NYNEX settlement. This settlement released NYNEX of any liability connected with the collection of outstanding receivables guaranteed by NYNEX under the original contract.

(F) Includes approximately $1.3 million of receivables written off against the NYNEX settlement discussed in footnote (D) as well as the $511 noted in footnote (C).

(G) Includes $511 of allowances for doubtful accounts acquired in the Systems Strategies, Inc. acquisition.

                       Apertus Technologies Incorporated

                               Index of Exhibits

                          Annual Report on Form 10-K
                       For the Year Ended March 31, 1996

Exhibit                                                                            Page
Number                    Description                                             Number
- ------                    -----------                                             ------
 10.2(b)   Second Amendment to Lease, dated February 18, 1996, between the
           Company and Real Estate Income Partners III, Limited Partnership

 10.6(d)   * 1997 Management Bonus Plan description

 10.9(b) Agreement of Lease, dated November 1, 1995, between the Company and Two Penn Plaza Associates

 10.10     * 1995 Employee Stock Purchase Plan

 10.11     * Form of Deferred Compensation Agreement

 13        Portions of Annual Report to Shareholders for the fiscal year ended
           March 31, 1996

 21        Subsidiaries of the registrant

 23.1      Consent of Ernst & Young LLP

 24        Powers of Attorney

 27        Financial Data Schedule

 99.1      Cautionary Statement for Purposes of the "Safe Harbor"
           Provisions of the Private Securities Litigation Reform Act of 1995