Form 10-Q
period 1996-06-30
APERTUS TECHNOLOGIES INC
filed 1996-08-14
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number 012378
                       ------


                       APERTUS TECHNOLOGIES INCORPORATED
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                41-1349953
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


   7275 FLYING CLOUD DRIVE, EDEN PRAIRIE, MINNESOTA     55344
   ------------------------------------------------   ----------
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


                         Yes       X         No
                             -------------      -------------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     14,061,955
- ----------------------------       --------------------------------------
           Class                   Shares outstanding on June 30, 1996

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statement of Operations - Three
         Months Ended June 30, 1996 and
         July 2, 1995............................................          1

         Consolidated Balance Sheets - June 30, 1996
         and March 31, 1996......................................          2-3

         Consolidated Statements of Cash Flows - Three
         Months Ended June 30, 1996 and July 2, 1995.                      4

         Notes to Financial Statements...........................          5-6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations...................................          7

         Liquidity and Capital Resources.........................          7

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................          8

         ITEM 2.  CHANGES IN SECURITIES..........................          8

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................          8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................          8

         ITEM 5.  OTHER INFORMATION..............................          8

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............          8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                (Dollars in Thousands, Except Per Share Amounts)

                                                    Three Months Ended
                                                 -------------------------
                                                   June 30        July 02
                                                    1996           1995
                                                 ----------     ----------

REVENUES
  Sales.......................................   $    7,523     $    8,718
  Rentals and services........................        2,954          2,350
                                                 ----------     ----------

TOTAL.........................................       10,477         11,068

COSTS AND EXPENSES
  Cost of revenues............................        3,631          3,293
  Research, development and engineering.......        2,476          2,720
  Selling, general and administrative.........        5,561          4,719
  Other charges...............................            -          5,820
                                                 ----------     ----------

TOTAL.........................................       11,668         16,552

INCOME (LOSS) FROM OPERATIONS.................       (1,191)        (5,484)
Interest Expense..............................          (18)             -
Interest Income...............................          130            250
Income Tax Expense............................          (50)           (25)
                                                 ----------     ----------

NET INCOME (LOSS).............................   $   (1,129)    $   (5,259)
                                                 ==========     ==========

EARNINGS PER SHARE

  Net Income (Loss)...........................         (.08)    $     (.39)
                                                 ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING.........   14,032,000     13,530,000
                                                 ==========     ==========

                See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                  Unaudited
                                                  ----------
                                                   June 30         March 31
                                                     1996             1996
                                                  ----------       ---------
CURRENT ASSETS
  Cash and cash equivalents....................      $ 5,295         $ 5,455
  Cash in escrow...............................          763           1,539
  Marketable securities........................        1,982           4,318
  Accounts receivable - net....................       16,298          14,216
  Current portion of installment
    receivables - net..........................          778           1,018
  Note receivable..............................            -           8,700
  Inventories..................................        3,743           3,881
  Other........................................          435             388
                                                     -------         -------

    Total current assets.......................       29,294          39,515


PROPERTY AND EQUIPMENT - NET...................        4,653           5,005

CAPITALIZED SOFTWARE - NET.....................        6,474           6,286

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION......................................        1,259           1,310

GOODWILL - NET.................................        1,629           1,697

OTHER..........................................          801             876
                                                     -------         -------

    TOTAL......................................      $44,110         $54,689
                                                     =======         =======

                See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           Unaudited
                                           ---------
                                            June 30       March 31
                                             1996           1996
                                           ---------      ---------

CURRENT LIABILITIES
  Accounts payable......................    $  4,629       $  5,100
  Accrued expenses......................       5,729          6,029
  Deferred revenue......................       4,465          4,255
  Notes payable.........................       1,000          1,000
  Current portion of long-term debt.....           -          8,976
                                            --------       --------

    Total current liabilities...........      15,823         25,360

SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       June 30, 1996 - 14,061,955
       March 31, 1996 - 14,028,455......         703            701
  Additional paid-in-capital............      57,128         57,062
  Accumulated deficit...................     (29,366)       (28,237)
  Deferred compensation.................        (178)          (197)
                                            --------       --------

    Total shareholders' equity..........      28,287         29,329
                                            --------       --------

    Total...............................    $ 44,110       $ 54,689
                                            ========       ========

                See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                      --------------------
                                                       JUNE 30    July 02
                                                        1996       1995
                                                      ---------  ---------

OPERATING ACTIVITIES:
  Net income........................................   $(1,129)   $(5,259)

  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization...................     1,117        763
    Other charges...................................         -      5,820
    Accounts receivable.............................    (2,082)     2,566
    Installment receivables.........................       291        (17)
    Inventories.....................................       138       (348)
    Other assets....................................        28       (265)
    Accounts payable, accrued expenses, deferred
      revenue and income taxes......................      (561)      (917)
                                                       -------    -------

    Net cash flows from, (used in) operating
      activities....................................    (2,198)     2,343
                                                       -------    -------

INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired)........         -     (4,547)
  Purchases of marketable securities................         -     (2,520)
  Maturities of marketable securities...............     2,336      1,493
  Purchases of property and equipment...............       (64)      (402)
  Capitalized software..............................      (802)      (768)
  Note Receivable...................................     8,700          -
  Change in cash held in escrow.....................       776         27
                                                       -------    -------

  Net cash flows from, (used in) investing
   activities.......................................    10,946     (6,717)
                                                       -------    -------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments......................................    (8,976)       (37)
  Capital transactions:
    Stock options exercised.........................        68         30
                                                       -------    -------

  Net cash flows from, (used in) financing
    activities......................................    (8,908)        (7)
                                                       -------    -------

Net increase (decrease)in cash and
  cash equivalents..................................      (160)    (4,381)
Beginning cash and cash equivalents.................     5,455     13,140
                                                       -------    -------
Ending cash and cash equivalents....................   $ 5,295    $ 8,759
                                                       =======    =======

Supplemental disclosures of cash flow information:
  Cash paid for interest............................   $   162    $   205
  Cash paid (received) for income taxes.............        13        207

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  MANAGEMENT REPRESENTATION

    The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2.  INCOME PER SHARE

    Earnings per common and common equivalent share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

3.  INVENTORIES

    Inventories consisted of:  (Dollars in thousands)

                         June 30  March 31
                          1996      1996
                         -------  --------

      Raw material        $  744    $  652
      Work-in-process      1,548     1,542
      Finished goods       1,451     1,687
                          ------    ------
                          $3,743    $3,881
                          ======    ======

4.  SALE OF FORMER HEADQUARTERS.

    Effective June 12, 1996 Apertus concluded the sale of its former headquarters by paying off the $8,976 remaining on its mortgage with Prudential and collecting the $8,700 note receivable from Best Buy. At this time cash held in escrow totalling $776 was released to Apertus.

5.  ACQUISITION OF BLUELINE SOFTWARE INC.

    Effective the close of business on June 30, 1995, the Company purchased the stock of BlueLine Software Inc (BlueLine). The total purchase price was $8,750 of which approximately 50% was in cash and 50% was in Apertus common stock. The acquisition was accounted for under the purchase method of accounting. The acquisition resulted in goodwill of approximately $1,900 which is being amortized on a straight line basis over 7 years. The purchase included a charge to earnings of $5,390 in quarter one fiscal 1996 related to the write down of purchased research and development costs and other acquisition costs.

6.  OTHER CHARGES

    In the first quarter of fiscal 1996 the Company recorded other charges of $5,820. These charges related primarily to the acquisition of BlueLine (see note 5) and the closing of a West coast location.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


RESULTS OF OPERATIONS

Net revenues for the first quarter of fiscal year 1997 decreased $591 (5%) from the first quarter of fiscal year 1996. This is mainly due to revenue taken in quarter one of fiscal 1996 associated with a large GTE licence contract which was concluded in quarter three of fiscal 1996. The mix of revenues between domestic and international quarter over quarter increased from approximately 21% to 32% respectively.

The cost of revenues, as a percentage of revenues, increased to 35% in the first quarter of fiscal 1997 from 30% in the comparable quarter of fiscal
1996. This increase was due primarily to the GTE revenue recognized in quarter one of fiscal 1996 which had no associated costs.

Research, development, and engineering costs remained relatively flat as a percentage of revenue and accounted for 24% of first quarter fiscal 1997 revenues as compared with 25% in the comparable prior year quarter. Significant activity in this category includes the addition of BlueLine R&D expenses included in operations effective July 1, 1995 and the reduction in expenses associated with the revamping of the Company at the end of fiscal 1996. The net result of this activity is that R&D expenses remained relatively flat quarter over quarter. Selling, general, and administrative costs were 53% of revenues in the first quarter of fiscal 1997 as compared to 43% in the prior year comparable quarter. This increase reflects the additional costs associated with the BlueLine acquisition which are reflected in the quarter one fiscal 1997 figures but not in the quarter one fiscal 1996 amounts.

Interest income decreased due to a lower average balance in cash and marketable securities between periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $8,040 and $11,312 at June 30, 1996 and March 31, 1996 respectively. The Company currently anticipates making capital expenditures of approximately $750 during the rest of fiscal year 1997. These capital expenditures will relate to research and development, data processing and software. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1997.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

        None

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

        An annual meeting of shareholders was held on July 18, 1996. Two Class One directors, George E. Hubman and Arch J. McGill were re-elected receiving 13,140,671 and 13,137,984 votes for respectively with 239,848 and 242,535 withholding authority respectively. The second matter was the ratification of the Board of Directors appointment of Ernst and Young as the Company's independent auditors for the current fiscal year. The proposal was approved with 13,209,603 for and 100,114 against and 70,802 abstaining.

ITEM 5.  OTHER INFORMATION
- --------------------------

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  August 12, 1996               By     /s/ Sue Hogue
                                       --------------------------

                                    Sue Hogue
                                    Vice President Finance
                                    Chief Financial Officer