Form 10-Q
period 1996-09-29
APERTUS TECHNOLOGIES INC
filed 1996-11-13
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996
                               ------------------

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


                         Yes       X         No
                             -------------      ------------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     14,119,988
----------------------------       ----------------------------------------
           Class                   Shares outstanding on September 29, 1996

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statement of Operations - Three
         and Six Months Ended September 29, 1996 and
         October 01, 1995........................................           1

         Consolidated Balance Sheets - September 30, 1996
         and March 31, 1996......................................           2-3

         Consolidated Statements of Cash Flows - Six
         Months Ended September 29, 1996 and
         October 01, 1995........................................           4

         Notes to Financial Statements...........................           5-6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations...................................           7

         Liquidity and Capital Resources.........................           7

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................           8

         ITEM 2.  CHANGES IN SECURITIES..........................           8

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................           8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................           8

         ITEM 5.  OTHER INFORMATION..............................           8

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............           8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                (Dollars in Thousands, Except Per Share Amounts)

                               Three Months Ended       Six Months Ended
                              ---------------------    -------------------
                               SEPT 29     Oct 01      SEPT 29      Oct 01
                                1996        1995         1996        1995
                              --------    --------     -------     -------

REVENUES
  Sales..................      $ 7,999     $11,609     $15,522     $20,327
  Rentals and services...        2,539       3,500       5,493       5,850
                               -------     -------     -------     -------

TOTAL....................       10,538      15,109      21,015      26,177

COSTS AND EXPENSES
  Cost of revenues.......        3,745       5,009       7,376       8,788
  Research, development
    and engineering......        2,054       2,674       4,530       4,908
  Selling, general and
    administrative.......        5,476       5,434      11,037      10,153
  Other charges..........            -           -           -       5,820
                               -------     -------     -------     -------

TOTAL....................       11,275      13,117      22,943      29,669

INCOME (LOSS) FROM
  OPERATIONS.............         (737)      1,992      (1,928)     (3,492)

Interest Expense.........          (20)          -         (38)          -
Interest Income..........          122         167         252         417
Income Tax Expense.......          (50)        (78)       (100)       (103)
                               -------     -------     -------     -------

NET INCOME (LOSS)........      $  (685)    $ 2,081     $(1,814)    $(3,178)
                               =======     =======     =======     =======

EARNINGS PER SHARE

  Net Income / (Loss)....        $(.05)       $.14       $(.13)      $(.23)
                               =======     =======     =======     =======
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING............   14,120,000  15,016,000  14,083,000  14,018,000
                            ==========  ==========  ==========  ==========

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                            UNAUDITED     AUDITED
                                            ---------     --------
                                             SEPT 29      March 31
                                              1996          1996
                                            ---------     --------
CURRENT ASSETS
  Cash and cash equivalents...............   $ 5,717       $ 5,455
  Cash in escrow..........................       781         1,539
  Marketable securities...................       552         4,318
  Accounts receivable - net...............    17,452        14,216
  Current portion of installment
    receivables - net.....................       646         1,018
  Note receivable.........................         -         8,700
  Inventories.............................     3,844         3,881
  Other...................................       511           388
                                             -------       -------

    Total current assets..................    29,503        39,515


PROPERTY AND EQUIPMENT - NET..............     4,586         5,005

CAPITALIZED SOFTWARE - NET................     6,633         6,286

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION.................................     1,255         1,310

GOODWILL - NET............................     1,561         1,697

OTHER.....................................         -           876
                                             -------       -------

    TOTAL.................................   $43,538       $54,689
                                             =======       =======

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          UNAUDITED    AUDITED
                                          ---------    --------
                                          SEPT 29      March 31
                                            1996         1996
                                          --------     --------
CURRENT LIABILITIES
  Accounts payable......................  $  4,850     $  5,100
  Accrued expenses......................     6,134        6,029
  Deferred revenue......................     3,746        4,255
  Notes payable.........................     1,000        1,000
  Current portion of long-term debt.....         -        8,976
                                          --------     --------

    Total current liabilities...........    15,730       25,360

SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       September 29, 1996 - 14,119,988
       March 31, 1996 - 14,028,455......       706          701
  Additional paid-in-capital............    57,312       57,062
  Accumulated deficit...................   (30,051)     (28,237)
  Deferred compensation.................      (159)        (197)
                                          --------     --------

    Total shareholders' equity..........    27,808       29,329
                                          --------     --------

    Total...............................  $ 43,538     $ 54,689
                                          ========     ========

See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                      --------------------
                                                       SEPT 29    Oct 01
                                                        1996       1995
                                                      ---------  ---------

OPERATING ACTIVITIES:
  Net income........................................   $(1,814)   $(3,178)
  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization...................     2,362      1,675
    Other charges...................................         -      5,820
    Accounts receivable.............................    (3,236)    (1,778)
    Installment receivables.........................       427       (194)
    Inventories.....................................        37       (252)
    Other assets....................................       753       (371)
    Accounts payable, accrued expenses, deferred
      revenue and income taxes......................      (654)      (368)
                                                       -------    -------

    Net cash flows from, (used in) operating
      activities....................................    (2,125)     1,354
                                                       -------    -------

INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired)........         -     (4,547)
  Purchases of marketable securities................         -     (2,574)
  Maturities of marketable securities...............     3,766      4,557
  Purchases of property and equipment...............      (413)      (816)
  Capitalized software..............................    (1,703)    (1,708)
  Note Receivable...................................     8,700          -
  Change in cash held in escrow.....................       758       (685)
                                                       -------    -------

  Net cash flows from, (used in) investing
   activities.......................................    11,108     (5,773)
                                                       -------    -------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments......................................    (8,976)       (74)
  Capital transactions:
    Stock repurchased by Company....................         -       (362)
    Stock options exercised.........................       255         93
                                                       -------    -------

  Net cash flows from, (used in) financing
    activities......................................    (8,721)      (343)
                                                       -------    -------

Net increase (decrease)in cash and
  cash equivalents..................................       262     (4,762)
Beginning cash and cash equivalents.................     5,455     13,140
                                                       -------    -------
Ending cash and cash equivalents....................   $ 5,717    $ 8,378
                                                       =======    =======

Supplemental disclosures of cash flow information:
  Cash paid for interest............................   $   182    $   409
  Cash paid (received) for income taxes.............        13        207

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

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.  INCOME PER SHARE

    For the three and six month periods ended September 29, 1996 and October 1, 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, resulting from dilutive stock options, were converted using the treasury stock method if necessary.

4.  INVENTORIES

    Inventories consisted of:  (Dollars in thousands)

                                SEPT 29     March 31
                                 1996         1996
                                -------     --------

      Raw material               $  940       $  652
      Work-in-process             1,505        1,542
      Finished goods              1,399        1,687
                                 ------       ------
                                 $3,844       $3,881
                                 ======       ======

5.  SALE OF LAND.

    During the second quarter of fiscal 1997 Apertus sold the remaining land which was adjacent to the former headquarters for approximately $700. This land was not sold in the original sale of the former headquarters property to Best Buy (see note 6).

6.  SALE OF FORMER HEADQUARTERS.

    Effective June 12, 1996 Apertus concluded the sale of its former headquarters by paying off the $8,976 remaining on its mortgage with Prudential and collecting the $8,700 note receivable from Best Buy. At this time cash held in escrow totalling $776 was released to Apertus.

7.  ACQUISITION OF BLUELINE SOFTWARE INC.

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

8.  OTHER CHARGES

    In the first quarter of fiscal 1996 the Company recorded other charges of $5,820. These charges related primarily to the acquisition of BlueLine (see note 7) and the closing of a West coast location.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------


RESULTS OF OPERATIONS

Net revenues for the three and six month periods ended September 29,1996 decreased ($4,571) or (30%) and ($5,162) or (20%) from the comparable periods of fiscal year 1996. This is due principally to a decline in the sales of the Company's more mature connectivity products as well as to revenue taken in quarter one and two of fiscal 1996 associated with a large GTE license contract which was concluded in quarter three of fiscal 1996. The mix of revenues between domestic and international for the three and six months ended September 29, 1996 was 16% and 24% versus 38% and 31% for the comparable periods of fiscal 1996. These declines are also due to declines in the older network connectivity products.

The cost of revenues, as a percentage of revenues, increased to 36% and 35% for the three and six months ended September 29, 1996 versus 33% and 34% in the comparable quarters of fiscal 1996. This increase was due primarily to the GTE license revenue recognized in quarter one and two of fiscal 1996 which had no associated costs.

Research, development, and engineering costs remained relatively flat as a percentage of revenue and accounted for 19% and 22% of the three and six month periods ended September 29, 1996 as compared with 18% and 19% in the comparable prior year periods. Significant activity in this category includes the addition of BlueLine R&D expenses included in operations effective July 1, 1995 and the reduction in expenses associated with the realigning of resources of the Company at the end of fiscal 1996. Selling, general, and administrative costs were 52% and 53% of revenues in the three and six month periods ended September 29, 1996 as compared to 36% and 39% in the prior year comparable periods. This increase reflects the additional costs associated with the BlueLine acquisition effective July 1, 1995 as well as the decline in revenues.

Interest income decreased due to a lower average balance in cash and marketable securities between periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $7,050 and $11,312 at September 29, 1996 and March 31, 1996 respectively. The Company currently anticipates making capital expenditures of approximately $400 during the rest of fiscal year 1997. These capital expenditures will relate primarily to research and development, data processing and software. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1997.

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

        None

ITEM 5.  OTHER INFORMATION
--------------------------

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        During the second quarter of fiscal 1997 the Company amended its shareholder rights plan as well as its bylaws and articles of incorporation. These changes were documented in an 8-K filed on September 4, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  November 11, 1996               By /s/ Sue Hogue
                                          _________________________

                                    Sue Hogue
                                    Vice President Finance
                                    Chief Financial Officer