Form 10-Q
period 1996-12-29
APERTUS TECHNOLOGIES INC
filed 1997-02-12
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996
                               -----------------

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


                       Yes       X         No ____________
                           -------------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                     14,119,988
----------------------------       ----------------------------------------
           Class                   Shares outstanding on December 29, 1996

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
         -----------------------------

         Consolidated Statement of Operations - Three
         and Nine Months Ended December 29, 1996 and
         December 31, 1995.......................................        1

         Consolidated Balance Sheets - December 29, 1996
         and March 31, 1996......................................        2-3

         Consolidated Statements of Cash Flows - Nine
         Months Ended December 29, 1996 and
         December 31, 1995.......................................        4

         Notes to Financial Statements...........................        5-6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Results of Operations...................................        7

         Liquidity and Capital Resources.........................        8

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................        9
                  -----------------

         ITEM 2.  CHANGES IN SECURITIES..........................        9
                  ---------------------

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................        9
                  -------------------------------

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  ----------------------------------
                  SECURITY HOLDERS...............................        9
                  ----------------

         ITEM 5.  OTHER INFORMATION..............................        9
                  -----------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............        9
                  --------------------------------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

               (Dollars in Thousands, Except Per Share Amounts)

                                            Three Months Ended             Nine Months Ended
                                            ------------------             ------------------
                                             DEC 29     Dec 31              DEC 29     Dec 31
                                              1996       1995                1996       1995
                                            -------     ------             --------    -------
REVENUES
  Sales......................                $ 6,802    $ 10,073            $ 22,323    $ 30,400
  Rentals and services.......                  2,228       2,971               7,721       8,821
                                             -------    --------            --------    --------

TOTAL........................                  9,030      13,044              30,044      39,221

COSTS AND EXPENSES
  Cost of revenues...........                  3,735       4,988              11,111      13,776
  Research, development
    and engineering..........                  2,429       3,065               6,959       7,973
Selling, general and
    administrative...........                  5,642       6,376              16,679      16,529
  Other charges..............                      -           -                   -       5,820
                                             -------    --------            --------    --------

TOTAL........................                 11,806      14,429              34,749      44,098

INCOME (LOSS) FROM
  OPERATIONS.................                 (2,776)     (1,385)             (4,705)     (4,877)

Interest Expense.............                    (21)          -                 (59)          -
Interest Income..............                    100         155                 353         572
Income Tax Expense...........                    (50)       (100)               (150)       (203)
                                             -------    --------            --------    --------

NET INCOME (LOSS)............                $(2,747)   $ (1,330)           $ (4,561)   $ (4,508)
                                             =======    ========            ========    ========

EARNINGS PER SHARE

  Net Income / (Loss)........                $  (.19)   $   (.09)           $   (.32)   $   (.33)
                                             =======    ========            ========    ========
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING................             14,120,000  14,014,000          14,095,000  13,858,000
                                          ==========  ==========          ==========  ==========

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS


                                              UNAUDITED
                                             ----------
                                               DEC 29          March 31
                                                1996             1996
                                             ----------       ---------
CURRENT ASSETS
  Cash and cash equivalents...............   $    6,713       $   5,455
  Cash in escrow..........................          793           1,539
  Marketable securities...................            -           4,318
  Accounts receivable - net...............       15,439          14,216
  Current portion of installment
    receivables - net.....................          270           1,018
  Note receivable.........................            -           8,700
  Inventories.............................        3,456           3,881
  Other...................................          440             388
                                               --------          ------

    Total current assets..................       27,111          39,515

PROPERTY AND EQUIPMENT - NET..............        4,346           5,005

CAPITALIZED SOFTWARE - NET................        6,633           6,286

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION.................................        1,234           1,310

GOODWILL - NET............................        1,493           1,697

OTHER.....................................           -              876
                                                -------         -------

    TOTAL.................................      $40,817         $54,689
                                                =======         =======

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              UNAUDITED
                                              ---------
                                                DEC 29            March 31
                                                 1996               1996
                                              ---------           --------
CURRENT LIABILITIES
  Accounts payable......................      $  4,223            $ 5,100
  Accrued expenses......................         6,583              6,029
  Deferred revenue......................         3,930              4,255
  Notes payable.........................         1,000              1,000
  Current portion of long-term debt.....             -              8,976
                                              --------            -------

    Total current liabilities...........        15,736             25,360

SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; shares
    outstanding at:
       December 29, 1996 - 14,119,988
       March 31, 1996 - 14,028,455......           706                701
  Additional paid-in-capital............        57,313             57,062
  Accumulated deficit...................       (32,798)           (28,237)
  Deferred compensation.................          (140)              (197)
                                              --------            -------

    Total shareholders' equity..........        25,081             29,329
                                              --------            -------

    Total...............................      $ 40,817            $54,689
                                              ========            =======

See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                  (Unaudited)

                                                       Nine Months Ended
                                                      -------------------
                                                       DEC 29     Dec 31
                                                        1996       1995
                                                      --------   --------
OPERATING ACTIVITIES:
  Net income........................................   $(4,561)   $(4,508)
  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization...................     3,524      2,745
    Other charges...................................         -      5,820
    Accounts receivable.............................    (1,223)    (1,068)
    Installment receivables.........................       824        (96)
    Inventories.....................................       425       (668)
    Other assets....................................       824       (234)
    Accounts payable, accrued expenses, deferred
      revenue and income taxes......................      (648)       212
                                                      --------   --------

    Net cash flows from, (used in) operating
      activities....................................      (835)     2,203
                                                      --------   --------

INVESTING ACTIVITIES:
  Purchase of Company (net of cash acquired)........         -     (4,547)
  Purchases of marketable securities................         -     (5,854)
  Maturities of marketable securities...............     4,318      8,325
  Purchases of property and equipment...............      (589)    (1,235)
  Capitalized software..............................    (2,361)    (2,428)
  Note Receivable...................................     8,700          -
  Change in cash held in escrow.....................       746       (658)
                                                      --------   --------

  Net cash flows from, (used in) investing
   activities.......................................    10,814     (6,397)
                                                      --------   --------

FINANCING ACTIVITIES:
  Debt transactions:
    Repayments......................................    (8,976)      (112)
  Capital transactions:
    Stock repurchased by Company....................         -       (786)
    Stock options exercised.........................       255        450
                                                      --------   --------

  Net cash flows from, (used in) financing
    activities......................................    (8,721)      (448)
                                                      --------   --------

Net increase (decrease)in cash and
  cash equivalents..................................     1,258     (4,642)
Beginning cash and cash equivalents.................     5,455     13,140
                                                      --------   --------
Ending cash and cash equivalents....................  $  6,713   $  8,498
                                                      ========   ========

Supplemental disclosures of cash flow information:
  Cash paid for interest............................  $    203   $    613
  Cash paid (received) for income taxes.............        72        275

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

3.   INCOME PER SHARE

     For the three and nine month periods ended December 29, 1996 and December 31, 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, resulting from dilutive stock options, were converted using the treasury stock method if necessary.

4.   INVENTORIES

     Inventories consisted of:  (Dollars in thousands)

                         DEC 29   March 31
                          1996      1996
                         -------  --------
      Raw material        $  954    $  652
      Work-in-process      1,248     1,542
      Finished goods       1,254     1,687
                          ------    ------
                          $3,456    $3,881
                          ======    ======

5.   SALE OF MQVIEW PRODUCT LINE.

     On January 10, 1997, Apertus Technologies Incorporated (the "Company") sold its MQView product line to Candle Corporation, a California corporation ("Candle"). As a result of the sale, Candle paid to the Company $7,400 in cash for assets, including technology, intellectual property, hardware, software and goodwill, related to the Company's MQView product. The results of this transaction will be reflected in the Company's fourth quarter earnings release.

6.   SALE OF LAND.

     During the second quarter of fiscal 1997 Apertus sold land which was adjacent to the former headquarters for approximately $700. This land was not included in the original sale of the former headquarters property to Best Buy (see note 7).

7.   SALE OF FORMER HEADQUARTERS.

     Effective June 12, 1996 Apertus concluded the sale of its former headquarters by paying off the $8,976 remaining on its mortgage with Prudential and collecting the $8,700 note receivable from Best Buy. At this time cash held in escrow totalling $776 was released to Apertus.

8.   ACQUISITION OF BLUELINE SOFTWARE INC.

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

9.   OTHER CHARGES

     In the first quarter of fiscal 1996 the Company recorded other charges of $5,820. These charges related primarily to the acquisition of BlueLine (see note 8) and the closing of a West coast location.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


RESULTS OF OPERATIONS

Net revenues for the three and nine month periods ended December 29,1996 decreased $4,014 or 31% and $9,177 or 23% from the comparable periods of fiscal 1996. These decreases were due primarily to two factors. First, sales of the Company's more mature connectivity products declined for the three and nine month periods to 39% and 38% of total revenues from 46% and 49% for the comparable periods of fiscal 1996. This is further evidenced by the decline in international revenues for the three and nine month periods to 12% and 20% from 28% and 30% for the comparable periods of fiscal 1996. Second, revenue associated with the conclusion of a large GTE license and professional services contract was recognized in the first half of fiscal 1996.

The cost of revenues for the three and nine months ended December 29, 1996, while declining in real dollars, increased as a percentage of revenues to 41% and 37% from 38% and 35% in the comparable periods of fiscal 1996. These increases were also due primarily to two factors. First, the GTE license revenue referred to above was recognized in the first half of fiscal 1996 and had minimal associated costs. Second, while revenues related to the mature connectivity products declined, certain fixed expenses did not correspondingly decline yielding an increase in the percentage of costs to revenues.

Research, development, and engineering costs for the three and nine month periods ended December 29, 1996, while declining in real dollars, increased as a percentage of revenue to 27% and 23% as compared with 23% and 20% in the comparable periods of fiscal 1996. These increases are due principally to the decline in revenues noted above. A further contributing factor was the addition of BlueLine R&D expenses included in operations for the full nine month period in fiscal 1997 but only for the period after acquisition (6/30/95) or six months in fiscal 1996. In contrast, the reduction in expenses associated with the revamping of the Company at the end of fiscal 1996 helps offset some of this increase.

Selling, general, and administrative costs declined in dollar terms for the quarter but increased for the nine month period ended December 29,1996. These costs represented 62% and 56% of revenues in the three and nine month periods ended December 29, 1996 as compared to 49% and 42% in the comparable periods of fiscal 1996. This increase reflects the additional costs associated with the BlueLine acquisition which are reflected for the full nine month period in fiscal 1997 but only for the period after acquisition(6/30/95) or six months in fiscal 1996. This result is further exacerbated by the decline in revenues.

Interest income decreased due to a lower average balance in cash and marketable securities between periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, cash equivalents and marketable securities were $7,506 and $11,312 at December 29, 1996 and March 31, 1996 respectively. The Company currently anticipates making capital expenditures of approximately $100 during the rest of fiscal year 1997. These capital expenditures will relate to research and development, data processing and software. The Company believes that cash, cash equivalents and marketable securities will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1997. Additionally, the Company sold its MQView product to Candle in the fourth quarter of fiscal 1997. This sale generated $7,400 of cash which will be reflected in the fourth quarter results (see note 5).

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

        None

ITEM 5.  OTHER INFORMATION
--------------------------

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        In January 1997 the Company filed an 8-K related to the sale of its MQView product line to Candle. The results of this transaction will be reflected in Apertus' fourth quarter earnings.

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


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  February 11, 1997             By /s/Sue Hogue
                                       -------------
                                    Sue Hogue
                                    Vice President Finance
                                    Chief Financial Officer