Form 10-K
period 1997-03-30
APERTUS TECHNOLOGIES INC
filed 1997-07-01
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended March 30, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period from ______________ to ______________.

Commission file number:  0-12378
                         -------

                       APERTUS TECHNOLOGIES INCORPORATED
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

       Minnesota                                             41-1349953
     -------------                                         --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


 7275 Flying Cloud Drive
 Eden Prairie, Minnesota                                        55344
---------------------------                                  -----------
(Address of principal executive                               (ZIP Code)
         offices)

Registrant's telephone number, including area code:     (612) 828-0300
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

          Yes   __X__                  No   _____


     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 9, 1997 was approximately $26,547,000 (based on the last sale price of such stock as reported by The NASDAQ Stock Market National Market System).

     As of June 9, 1997, 14,158,623 shares of the registrant's Common Stock, par value $.05 per share, were issued and outstanding.

     Documents Incorporated by Reference:   Part II of this Form 10-K
incorporates by reference information from the Annual Report to Shareholders for the fiscal year ended March 30, 1997 (the "Annual Report to Shareholders").
Part III of this Form 10-K incorporates by reference information from the Proxy Statement dated June 18, 1997 for the 1997 Annual Meeting of Shareholders (the "Proxy Statement").

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     Part I

Item 1. Business

     Apertus Technologies Incorporated develops, markets and sells software tools and products that enable customers to integrate diverse networks, data, and applications. The Company provides data integration software tools for managing the content of data, server-based software tools that integrate historical applications with the World Wide Web, and other client/server systems, and gateway products that facilitate interoperability between Internet/intranets and traditional, large-scale mainframe systems.

     During the fourth quarter of 1997 the Company announced a series of actions designed to increase its business focus and accelerate its return to profitability. On January 10, 1997, the Company sold its MQView product line to Candle Corporation, a California corporation ("Candle"). As a result of the sale, Candle paid $7.4 million in cash for assets, including technology, intellectual property, hardware, software and goodwill, related to the Company's MQView product, a standards-based system management software product for centralized installation, configuration and monitoring of IBM's MQSeries messaging software in a distributed computing environment. The Company, at the same time, announced its intention to focus its business going forward around a new generation of products (Enterprise/Connect, Enterprise/Access, and Enterprise/Integrator(TM)) directed at data and application integration called the Enterprise Series.

     Additionally, in March, 1997, the Company announced its intention to reduce its expense base consistent with its near term revenue outlook, and write off certain assets associated with mature product lines. Charges associated with these business changes were reflected in its fiscal 1997 financial statements.

     The Company has two product groups. The Company's Internet products (Enterprise/Connect and Enterprise/Access) link Internet/intranets with IBM mainframe computing systems. The Company's Data Integration Products (Enterprise/Integrator) integrate and cleanse data from diverse sources for new business applications, such as data warehousing and systems migration.

     The Company, a Minnesota corporation, was incorporated in March 1979. As used herein, the "Company" and "Apertus" refer to Apertus Technologies Incorporated together with its wholly owned subsidiaries.

Market

Background

     The computer industry continues to undergo profound change driven by radical innovation in networking and exploding distributed computing power. The Internet/intranet phenomena is the latest wave of change and is creating unprecedented new opportunities to distribute information over vast computer networks. Common to this change is the continuing need by large organizations to integrate existing data and applications with each new wave of technology.

     Today more than ever organizations are working to integrate vast amounts of data and a huge historical application base with new technologies like the World Wide Web and data warehousing. Apertus addresses this market opportunity with a family of server based software products for integrating and bridging these evolving environments.

Target Market

     Apertus' product lines are horizontal in nature. As a result, its products are marketed to a broad spectrum of industries, including the telecommunications, retailing, manufacturing, finance and banking and healthcare industries. Apertus' target customer base consists of the Global 2000 organizations in the commercial marketplace, government agencies, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and systems integrators. The Company's products are sold in the United States and internationally.

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

Products

Internet Products

     With the appearance of the Internet, there is fast-growing demand in large corporations, driven internally and from business partners and customers, for more useful information available at any time. Much of this mission-critical information is located in corporate data centers which are dominated by IBM proprietary computing environments. The challenge to these corporations is to find a way to integrate the IBM legacy environments with open systems environments, like the Internet. Apertus addressed this need for integration with its Enterprise/Connect and Enterprise/Access product lines, sold directly to end user organizations, system integrators and VARS.

     Enterprise/Connect. The Enterprise/Connect product line, provides communication links between open system network environments and IBM mainframe and midrange host computers. Enterprise/Connect is a high-performance, channel-attached server system that assists corporations in solving a variety of problems relating to the integration of IBM large-scale systems technology with open systems, multi-protocol network computing environments. Enterprise/Connect is available as a turn-key solution or on various UNIX operation systems. The product satisfies a wide range of performance and capacity levels for end-users to customize Enterprise/Connect to meet their unique networking requirements.

     Enterprise/Connect provides a variety of services: TN Server allows users of TCP/IP networks to transparently access IBM SNA hosts, Host Print Server allows IBM mainframe print jobs to be sent to TCP/IP LAN-attached printers, File Transfer Server allows files to be moved between TCP/IP LAN systems and IBM mainframe applications, Availability Server provides users with a "virtual" gateway complex across multiple Enterprise/Connect systems. During fiscal 1997, the Company introduced Enterprise/Connect, the integration of two earlier products, the DataStar, an off-load TCP/IP gateway, and EXPRESS, a suite of communications software products that link computers using the UNIX operating system with various IBM platforms. This integration allowed for the enhancement of the product set evidenced by a graphical user administration, Java-based utilities, and increased performance and capacity.

     Enterprise/Connect: QX. QX is a comprehensive Java-based emulator introduced in Fiscal 1997 that provides terminal and printer emulation for PC-to-IBM mainframe and AS/400 connectivity. Enterprise/Connect: QX provides full IBM 3270 and 5250 terminal emulation downloadable from a Web server to a Web browser, helping large corporations reduce software distribution and administration costs.

     Enterprise/Access. Enterprise/Access is a software development tool for rapidly developing and deploying transparent interfaces for existing applications in a variety of environments without requiring any changes to the applications, data or environment. Based on open systems and object-oriented technologies, Enterprise/Access provides a solution for integrating a corporation's front-end applications and networks with their back-end existing corporate applications and data.

     Enterprise/Access provides a variety of services: Enterprise/Access allows secure, real-time Internet access from any Web browser to existing systems, Enterprise/Access with MQ support allows access to systems that currently are not IBM MQ Series-enabled for integration into messaging networks, Enterprise/Access client/server support allows access from traditional client/server environments, using standard development tools such as Microsoft VisualBasic, Oracle Forms and Sybase.

     Vital Signs VisionNet. Vital Signs VisionNet is an advanced performance management system for large enterprise networks. VisionNet provides a single view of a corporation's entire network's performance, avoiding piecemeal analysis of data, redundant work, and unnecessary costs. It retains both current and historical performance information in one central data repository for capacity planning and proactive problem solving.

Data Integration Products

     Increasingly large organizations are merging data from multiple disparate systems to create a new integrated set of data used to populate data warehouses and perform systems conversions. The company's Enterprise/Integrator product line provides a comprehensive solution for the transformation, cleansing and integration of data from multiple disparate systems. The product line has been adopted by several large organizations worldwide as a key enabling technology for building data warehouses to support their internal operations and external marketing.

     Enterprise/Integrator. Enterprise/Integrator is a software development tool that promotes the rapid development, extension and maintenance of software programs that integrate data from multiple disparate sources. Enterprise/ Integrator provides a graphical user interface that enables the user to specify data transformation, validation, cleansing and integration requirements and generates programs to perform these functions.

Marketing and Customers

     The Company is organized around two business units, the Internet Solutions Division and the Data Integration Division. This organization reflects the need for dedicated resources to focus on the distinct and fast paced market needs associated with its two major product lines.

     Both divisions market and sell their products through direct sales forces to end users as well as channel marketing partners. During Fiscal 1997 the company increased its efforts in working with systems integrators, software tool vendors and hardware platform providers in order to leverage their existing distribution channels with complementary products from Apertus.

     During the last quarter of Fiscal 1997, the Company consolidated its Holland and German operations into its London operation to achieve lower costs and better marketing execution. The Company believes with its increased emphasis on marketing partners it can provide better sales and service support from a central location in the European community. The Company continues to rely on selective distributors to help build its Pacific Rim markets.

Backlog

     The Company attempts to ship orders to end-user customers within 30 days. Because of this short delivery cycle, the Company does not believe backlog is a meaningful indicator of future revenues.

Customer Service

     The Company works with customers on a direct service basis out of Minneapolis, New York, and London to provide prompt and reliable support for products installed at end-user facilities. Company employees provide software product maintenance worldwide. Hardware maintenance is available as either self-maintenance programs (where the customers' personnel provide first-line repair) or direct service programs (where the Company or third-party vendors provide first-line repair). In either case, more advanced technical support is provided by the Company's field specialists and technical support groups located in Minneapolis, New York, and London.

Product Development

     Because of rapidly changing technology in the communications software market, the Company is committed to ongoing research and development. The Company spent approximately $5.4 million (15% of revenues), $9.5 million (19.3% of revenues) and $6.0 million (10.9% of revenues) during fiscal years 1997, 1996 and 1995, respectively, on research and development, all of which was sponsored by the Company. Due to the expanding range of products and features available in the communications software marketplace, management recognizes the increasing significance of the capability to interface the Company's products with other available or installed products.

     During Fiscal 1997, the Company introduced Enterprise/Connect and Enterprise/Connect: QX as well as adding major enhancements to the Enterprise/ Access product and its earlier generation products, DataStar, EXPRESS and VisionNet. Software research and development for Enterprise/Connect, Enterprise/Connect: QX and Enterprise/Access included moving to technologies such as Java and other Web-based development tools.

     Also during Fiscal 1997, the Company made significant improvements with respect to performance, ease of use and features for Enterprise/Integrator and repositioned the product into the data warehousing market.

     The Company believes that copyright protection is important to its business. Accordingly, the Company copyrights software source code modules. The Company also relies on trade secrets, proprietary know-how and continuing product innovation to maintain its competitive position.

Competition

     The Company's product lines each have their own distinct significant competitors:

     Enterprise/Connect: The DataStar products primarily compete with mainframe-dependent products manufactured by IBM and Cisco, and off-load products manufactured by OpenConnect, Novell, Microsoft and CNT.

     Enterprise/Connect: QX: QX primarily competes with emulation products manufactured by Open Connect and IBM, and desktop emulation products manufactured by WRQ, Attachmate, NetManage and Wall Data.

     Enterprise/Access: Enterprise/Access competes with less scaleable, less manageable products available on operating systems other than UNIX. These include Open Connect, Attachmate and Simware. When the existing data can be accessed directly via an available interface, Enterprise/Access competes with a large number of vendors and public-domain software.

     Enterprise/Integrator: Enterprise/Integrator competes with vendors who provide varying degrees of data extraction, transformation and cleansing. These include a small number of established tool vendors with a traditional focus on data extraction for large-scale data warehousing (e.g. Prism and Evolutionary Technologies), as well as recent entrants more focused on development of departmental data marts (e.g. Constellar, Informatica, VMark).

Service and Maintenance

     The Company offers service and maintenance programs for all its products and generally customers choose to take advantage of those programs to provide coverage for software support, upgrades to new releases of software, and support for hardware. The Company's products support industry standard network management standards (SNMP, NetView) and have extensive remote diagnostic capabilities.

Manufacturing and Supply

     For its data and application integration software products, the Company has a central production facility (at its headquarters in Minneapolis) that adheres to uniform software duplication policies and procedures. For the DataStar and Enterprise/Connect products, the Company performs final assembly and final test, with the majority of components (including the printed circuit boards) purchased from suppliers.

     Emphasis is placed on ensuring a quality product through such mean as Statistical Process Control, Cellular Management, Just In Time concepts and a suppliers' certification program. A computerized system is used to manage purchasing, production scheduling, order entry, and inventory management functions.

     Most of the components used in the Company's products are available from a number of suppliers. For older generation products, a number of parts, including certain integrated circuits and printed circuit assemblies, are generally available only from single sources of supply. In some cases, if the Company were to be deprived of those single-source items, the Company would be required to obtain an alternative supplier, manufacture the items itself or redesign certain products, any of which could cause delays in product shipments. The Company, however, has never experienced significant production delays because of the failure of a supplier to provide component parts and assemblies.

Employees

     As of June 1, 1997, the Company employed 190 persons, including 48 in product development, 22 in manufacturing, 73 in marketing, 25 in customer service and 22 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

Executive Officers of the Registrant

     The following sets forth certain information regarding the executive officers of the Company:

Name                   Age  Position
---------------------  ---  --------

Robert D. Gordon.....   48  Chairman of the Board, Chief Executive Officer and President
Julie Cummins Brady..   38  Corporate Vice President, General Counsel and Corporate Secretary
Martin G. Hahn.......   39  Corporate Vice President, Internet Solutions Division
Sue A. Hogue.........   41  Corporate Vice President, Chief Financial Officer and Chief Administrative Officer

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

     Julie Cummins Brady has held the position of Corporate Vice President, General Counsel and Corporate Secretary since April 1990. Prior to joining the Company, Ms. Brady held legal positions with various divisions of Control Data Corporation, most recently as Corporate Counsel for Imprimus Technology Incorporated.

     Martin G. Hahn has served as the Company's Corporate Vice President, Internet Solutions Division, since 1996. Prior to his current position, Mr. Hahn held the positions of General Manager, Network Integration Group from January 1994 to 1996 and Vice President of Marketing for the Internetworking Solutions Group from 1991 to 1993. Mr. Hahn has been employed by the Company since July 1987.

     Sue A. Hogue has held the position of Corporate Vice President and Chief Financial Officer of the Company since August 1993, and Chief Administrative Officer since March 1997. Prior to her current position, Ms. Hogue served as Corporate Controller of the Company for three years. Ms. Hogue has been employed by the Company since August 1989.

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

     The Company also maintains its offices in New York, New York. On November 1, 1995, Apertus entered into an eight year lease from September 1995 to January 2003 for 21,095 square feet of office space on the sixth floor of Two Penn Plaza. Total required base rental on the Two Penn Plaza location is approximately $3.3 million for the term of the lease. Through the acquisition of SSI in 1993, the Company leases 11,729 square feet of space at One Penn Plaza in New York, whose lease term expires October 2001. This space has been sublet and the resulting annual lease payments are approximately $43,000, net of sublease rental receipts.

     On June 12, 1996, Apertus received the final balloon payment from the purchaser of its previous 262,000 square foot headquarters facility in Eden Prairie and retired the debt to The Prudential Insurance Company of America.

Item 3.  Legal Proceedings

     The Company has no pending legal proceedings which the Company believes are material.

Item 4.  Submissions of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the heading "Dividend Policy and Price Range of Common Stock" on page 20 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information contained under the heading "Selected Historical Financial Data" on page 19 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 and 4 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The independent auditors' report, consolidated financial statements and notes to consolidated financial statements on pages 5 through 17 of the portions of the Annual Report to Shareholders is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 12 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

                                     None.

                                    Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits, Financial Statements, Financial Statement Schedules

         1.  Financial Statements                                      Page Reference in
                                                                       Exhibit 13 to this
                                                                           Form 10-K
                                                                         Annual Report
                                                                       ------------------

Consolidated Statements of Operations for the Fiscal Years
  Ended March 30, 1997, March 31, 1996 and April 2, 1995.............                   5

Consolidated Balance Sheets as at March 30, 1997 and March 31, 1996..                 6-7

Consolidated Statements of Cash Flows for the  Fiscal Years
  Ended March 30, 1997, March 31, 1996 and April 2, 1995.............                   8

Consolidated Statements of Shareholders' Equity for the Fiscal
  Years Ended March 30, 1997, March 31, 1996 and April 2, 1995.......                   9

Notes to Consolidated Financial Statements...........................             10 - 16

Report of Independent Auditors.......................................                  17

     The financial statements listed above are included in Exhibit 13 and are hereby incorporated by reference.


2.  Financial Statement Schedules                                     Page Number in
                                                                      This Form 10-K
                                                                      Annual Report
                                                                      --------------

Independent Auditor's Report on
  Supplemental Financial Schedule...................................    Exhibit 23.1

Schedule II Valuation and Qualifying Accounts and Reserve for
  the Years Ended March 30, 1997, March 31, 1996 and April 2, 1995..              13


     All other schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3.  Exhibits
              --------

Exhibit
Number    Description
------    -----------

  2.1 Letter Agreement between the Company and Candle Corporation, dated as of December 27, 1996 (1)

  2.2 Amendment No. 1 to Letter Agreement between the Company and Candle Corporation, dated as of January 10, 1997 (1)

  3.1     Restated Articles of Incorporation, as amended (2)

  3.2     Bylaws, as amended (2)

  4       Shareholders Rights Plan (3)

  10.1    *Amended 1990 Long Term Incentive Plan (4)

  10.2(a) Office Warehouse Lease, dated May 10, 1990, between the Company and
          Real Estate Income Partners III, a Limited Partnership (5)

  10.2(b) Second Amendment to Lease, dated February 18, 1996, between the
          Company and Real Estate Income Partners III, Limited Partnership (6)

  10.3 Promissory Note, dated June 12, 1986, from the Company to The Prudential Insurance Company of America ("Prudential") (3)

  10.4(a) *1996 Management Bonus Plan description (7)

  10.4(b) *1997 Management Bonus Plan description (6)

  10.4(c) *1998 Management Bonus Plan description

  10.5(a) *Stock Acquisition Loan Assistance Program  (2)

  10.5(b) *1993 Stock Acquisition Loan Assistance Program  (4)

  10.6 Agreement of Lease, dated November 1, 1995, between the Company and Two Penn Plaza Associates (6)

  10.7    *1995 Employee Stock Purchase Plan (6)

  10.8    *Form of Deferred Compensation Agreement (6)

  10.9 *Transition Agreement and Release, dated March 3, 1997, between the Company and Lizabeth Converse Wilson

  13 Portions of Annual Report to Shareholders for the fiscal year ended March 30, 1997

  21      Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young LLP

  24      Powers of Attorney

  27      Financial Data Schedule

  99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
___________________

* Denotes management contracts and compensatory plans, contracts, and arrangements.

(1) Incorporated by reference to the Company's Report on Form 8-K filed January 24, 1997 (SEC file number 0-12378).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993 (SEC file number 0-12378).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1992 (SEC file number 0-12378).
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 31, 1994 (SEC file number 33-77176).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1990 (SEC file number 0-12378).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC file number 0-12378).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1995 (SEC file number 0-12378).
(8) Incorporated by reference to the Company's Report on Form 8-K/A filed March 15, 1994 (SEC file number 0-12378).
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1994 (SEC file number 0-12378).


    (b)  Reports on Form 8-K.
         -------------------

     In connection with the Company's sale of the MQView product line to Candle Corporation, the Company filed a report on Form 8-K dated January 24, 1997.

       Item #2 - Acquisition or disposition of Assets
          Exhibit 2.1 and Exhibit 2.2 to Form 8-K, dated January 24, 1997

       Item #7 - Financial Statements and Exhibits
          Pro Forma Condensed Balance sheet as of March 31, 1996 (Unaudited)
          Pro Forma Condensed Statement of Operations for the Year Ended
               March 31, 1996 (Unaudited)
          Pro Forma Condensed Balance Sheet as of September 29, 1996 (Unaudited) Pro Forma Condensed Statement of Operations for the Year Ended
               September 29, 1996 (Unaudited)
          Notes to Pro Forma Condensed Financial Statements (Unaudited)

                                   Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 30, 1997                           APERTUS TECHNOLOGIES INCORPORATED


                                               By: /s/ Robert D. Gordon
                                                   -------------------------
                                                   Robert D. Gordon
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and President
Robert D. Gordon*              Chairman of the Board,              )
                               Chief Executive Officer,            )
                               President and Director              )
                               (principal executive officer)       )
                                                                   )
                                                                   )
Sue A. Hogue*                  Chief Financial Officer             )
                               (principal financial officer and    )  By: __/s/ Robert D. Gordon
                               principal accounting officer        )  --------------------------
                                                                   ]  Robert D. Gordon
                                                                   ]  Pro Se and Attorney-in-Fact
                                                                   )
Nicholas J. Covatta, Jr.*      Director                            )
                                                                   )  Date:  June 30, 1997
                                                                   )
Robert W. Fischer*             Director                            )
                                                                   )
George E. Hubman*              Director                            )
                                                                   )
Arch J. McGill*                Director                            )
                                                                   )
Clarence W. Spangle*           Director                            )

________________________
* Executed on behalf of the indicated persons by Robert D. Gordon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                       Apertus Technologies Incorporated

         Schedule II -- Valuation and Qualifying Accounts and Reserve for the Years Ended March 30, 1997, March 31, 1996 and April 2, 1995
                            (Dollars in Thousands)


Allowance for Doubtful Accounts:  (A)


   Column A            Column B              Column C            Column D          Column E

                      Balance at             Charged to                           Balance at
 Description      Beginning of Period    Costs and Expenses    Deductions (B)    End of Period
----------------------------------------------------------------------------------------------
March 30, 1997          $1,839                $2,681(C)            $  914           $3,606

March 31, 1996          $  865                $1,137(D)            $  163           $1,839(E)

April 2, 1995           $  931                $1,288(F)            $1,354(G)        $  865

----------------
(A) The allowance has been netted against accounts receivable as of the respective balance sheet dates.

(B)  Write-offs net of recoveries.

(C) Includes $250 of allowance allocated to installment receivables at March 30, 1997.

(D) Includes approximately $150 of allowance for doubtful accounts acquired in the BlueLine Software, Inc. acquisition.

(E) Includes $300 of allowance allocated to installment receivables at March 31, 1996.

(F) Includes approximately $1.1 million of NYNEX settlement. This settlement released NYNEX of any liability connected with the collection of outstanding receivables guaranteed by NYNEX under the original contract.

(G) Includes approximately $1.3 million of receivables written off against the NYNEX settlement discussed in footnote (F) as well as $511 of allowances for doubtful accounts acquired in the Systems Strategies, Inc. acquisition.

                       Apertus Technologies Incorporated

                               Index of Exhibits

                          Annual Report on Form 10-K
                       For the Year Ended March 30, 1997


Exhibit                                                                         Page
Number                           Description                                   Number

10.4(c)     * 1998 Management Bonus Plan description                    Electronically Filed

10.9        * Transition Agreement and Release, dated March 3,          Electronically Filed
            1997, between the Company and Lizabeth Converse Wilson

13          Portions of Annual Report to Shareholders for the           Electronically Filed
            fiscal year ended March 30, 1997

21          Subsidiaries of the Registrant                              Electronically Filed

23.1        Consent of Ernst & Young LLP                                Electronically Filed

24          Powers of Attorney                                          Electronically Filed

27          Financial Data Schedule                                     Electronically Filed

99.1        Cautionary Statement for Purposes of the "Safe Harbor"      Electronically Filed
            Provisions of the Private Securities Litigation Reform
            Act of 1995
