Form 10-Q
period 1997-06-29
APERTUS TECHNOLOGIES INC
filed 1997-08-12
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997
                               -------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________to ______________

Commission file number 012378
                       ------

                       APERTUS TECHNOLOGIES INCORPORATED
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

               MINNESOTA                               41-1349953
               ---------                               ----------
    (State or other jurisdiction of        (I. R. S. Employer Identification
     incorporation or organization)                      Number)


 7275 FLYING CLOUD DRIVE, EDEN PRAIRIE, MINNESOTA         55344
 ------------------------------------------------         -----
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (612)  828-0300
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X              No _____________
                      --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.05 par value                               14,158,623
----------------------------                -----------------------------------
          Class                             Shares outstanding on June 30, 1997

PART  I.  FINANCIAL INFORMATION

      ITEM  1.   FINANCIAL STATEMENTS
      -------------------------------
      Consolidated Statement of Operations - Three Months Ended
      June 29, 1997 and June 30, 1996..............................           1

      Consolidated Balance Sheets - June 29, 1997 and
      March 30, 1997...............................................           2 - 3

      Consolidated Statements of Cash Flows - Three Months Ended
      June 29, 1997 and June 30, 1996..............................           4

       Notes to Financial Statements...............................           5

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

       Results of Operations.......................................           6

       Liquidity and Capital Resources.............................           6

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS.................................           7
                 -----------------

        ITEM 2.  CHANGES IN SECURITIES.............................           7
                 ---------------------

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................           7
                 -------------------------------

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 ----------------------------------
                 SECURITY HOLDERS..................................           7
                 ----------------

        ITEM 5.  OTHER INFORMATION.................................           7
                 -----------------

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................            7
                 --------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in Thousands, Except Per Share Amounts)

                                                     Three Months Ended
                                                     ------------------
                                                   JUNE 29,      June 30,
                                                     1997          1996
                                                  ----------    ----------
REVENUES
  Sales....................................          $ 5,144       $ 7,523
  Rentals and services.....................            2,054         2,954
                                                  ----------    ----------

TOTAL......................................            7,198        10,477

COSTS AND EXPENSES
  Cost of revenues.........................            2,727         3,631
  Research, development
    and engineering........................            1,662         2,476
  Selling, general and
    administrative.........................            3,535         5,561
                                                  ----------    ----------

TOTAL......................................            7,924        11,668

LOSS FROM
  OPERATIONS...............................            ( 726)       (1,191)
INTEREST INCOME............................              164           130
INTEREST EXPENSE...........................                -           (18)
INCOME TAX.................................               35           (50)
                                                  ----------    ----------

NET LOSS...................................       $    ( 527)   $   (1,129)
                                                  ==========    ==========

EARNINGS PER SHARE:
-------------------

  Net Loss.................................       $     (.04)   $     (.08)
                                                  ==========    ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES                               14,159,000    14,032,000
                                                  ==========    ==========

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                    ASSETS

                                                                UNAUDITED
                                                                ---------
                                                                JUNE 29,                March 30,
                                                                  1997                    1997
                                                                --------                ---------
CURRENT ASSETS
  Cash and cash equivalents.............................         $10,210                  $13,865
  Cash in escrow........................................             812                      802
  Accounts receivable - net.............................          10,248                    9,437
  Inventories...........................................             905                      923
  Current portion of installment
   receivables - net....................................             276                      420
  Other.................................................             387                      413
                                                                --------                ---------

     Total current assets...............................          22,838                   25,860


PROPERTY AND EQUIPMENT - NET............................           3,450                    3,715

CAPITALIZED SOFTWARE - NET..............................           1,201                    1,373

INSTALLMENT RECEIVABLES - NET OF CURRENT
  PORTION...............................................             439                      539

GOODWILL - NET..........................................             341                      390
                                                                --------                ---------

    TOTAL...............................................        $ 28,269                $  31,877
                                                                ========                =========

See accompanying Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           UNAUDITED
                                                                           ---------
                                                                            JUNE 29,               March 30,
                                                                              1997                    1997
                                                                           ---------               ---------
CURRENT LIABILITIES
  Accounts payable.........................................                $   4,560               $   7,603
  Accrued expenses.........................................                    4,402                   4,281
  Deferred revenue.........................................                    3,559                   3,733
  Notes payable............................................                    1,000                   1,000
                                                                           ---------               ---------
    Total current liabilities..............................                   13,521                  16,617


SHAREHOLDERS' EQUITY
  Common stock--authorized, 30,000,000
    shares at $.05 par value; issued and
    outstanding at
    June 29, 1997 - 14,158,623 Shares
      March 30, 1997 - 14,158,623 Shares...................                      708                     708
  Additional paid-in-capital...............................                   57,373                  57,373
  Accumulated deficit......................................                  (43,242)                (42,715)
  Deferred compensation....................................                     ( 91)                   (106)
                                                                           ---------               ---------
    Total shareholders' equity.............................                   14,748                  15,260
                                                                           ---------               ---------
    TOTAL..................................................                $  28,269               $  31,877
                                                                           =========               =========

See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                              June 29,       June 30,
                                                                                                1997           1996
                                                                                              --------       --------
OPERATING ACTIVITIES:
  Net Income (Loss).............................................................              $   (527)       $(1,129)

  Adjustments to reconcile net income to net cash from operations:
  Depreciation and amortization.................................................                   521          1,117
  Accounts receivable...........................................................                  (811)        (2,082)
  Installment receivables.......................................................                   244            291
  Inventory.....................................................................                    18            138
  Other assets..................................................................                    26             28
  Accounts payable, accrued expenses, deferred income and
  income taxes..................................................................                (3,081)          (561)
                                                                                               -------        -------

  Net cash flows from, (used in) operating activities...........................                (3,610)        (2,198)
                                                                                               -------        -------

INVESTING ACTIVITIES:
  Sales and maturities of marketable securities.................................                    -           2,336
  Note receivable...............................................................                    -           8,700
  Purchases of property and equipment...........................................                   (35)           (64)
  Capitalized software..........................................................                    -            (802)
  Change in cash held in escrow.................................................                   (10)           776
                                                                                               -------        -------

  Net cash flows from, (used in) investing activities...........................                   (45)        10,946
                                                                                               -------        -------

FINANCING ACTIVITIES:
  Debt transactions:
     Repayments.................................................................                    -          (8,976)
  Capital transactions:
     Stock options exercised....................................................                    -              68
                                                                                               -------        -------

  Net cash flows from, (used in) financing activities...........................                    -          (8,908)
                                                                                               -------        -------

Net increase (decrease) in cash and cash equivalents............................                (3,655)          (160)
Beginning cash and cash equivalents.............................................                13,865          5,455
                                                                                               -------        -------
Ending cash and cash equivalents................................................               $10,210        $ 5,295
                                                                                               =======        =======
Supplemental disclosures of cash flow information:
  Cash paid for interest........................................................               $     7        $   162
  Cash paid for income taxes....................................................                    19             13

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1. MANAGEMENT REPRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on form 10-K for the year ended March 30, 1997.

2. NET LOSS PER SHARE

Net loss per share for the three months ended June 29, 1997 and June 30, 1996 are computed using the weighted average number of common stock outstanding during the periods including common stock equivalents if dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on March 29, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected to net loss per share for the three months periods ended June 29, 1997 and June 30, 1996.

3. INVENTORIES

Inventories consisted of:      (Dollars in thousands)

                   June 29,  March 30,
                     1997      1997
                   --------  ---------
Raw material       $    447  $     390
Work-in-process         392        455
Finished goods           66         78
                   --------  ---------
                   $    905  $     923
                   ========  =========

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------


RESULTS OF OPERATIONS
----------------------

Net revenues for the three month period ended June 29, 1997 decreased $3,279 or 31% from the comparable period of fiscal 1997. This decrease was due primarily to a decline in older generation network integration products which occurred both domestically and internationally. The cost of revenues for the three month period while declining in real dollars, was 38% versus 34% for the comparable quarter last year. Product sales had a higher concentration of hardware during this quarter as compared to the prior year.

Research, development and engineering costs for the period declined $814 over the expenditure rate of the comparable period last year. These costs were 23% of revenues this period as compared to 24% of revenues last year. This reduction was as a result of the sale of the MQView product line in January 1997 as well as cost control adjustments that were implemented during the current quarter. Selling, general and administrative expenses were $2,026 less than Qtr 1 in the prior year. This reduction was as a result of consolidating facilities expenses and other cost control measures in the first quarter of fiscal year 1998.

Interest income increased due to a higher average cash balance as well as more favorable interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $10,210 and $13,865 at June 29, 1997 and March 30, 1997 respectively. The company currently anticipates making capital expenditures of approximately $225 during the rest of fiscal year 1998. These capital expenditures will relate to research and development, information systems and software. The company believes that cash and cash equivalents will be adequate to meet its anticipated cash needs for working capital and capital expenditures for the balance of fiscal year 1998.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders was held on July 23, 1997. Two Class Two directors, Nicholas J. Covatta, Jr. and Robert D. Gordon were re-elected receiving 12,541,385 (89%) and 12,546,004 (89%) votes for respectively with 11% against, abstaining, or withholding authority respectively. The second matter was the ratification of the Board of Directors appointment of Ernst and Young as the Company's independent auditors for the current fiscal year. The proposal was approved with 12,737,835 for and 121,957 against and 9% abstaining or withholding authority.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APERTUS TECHNOLOGIES INCORPORATED


Date:  August 12, 1997                By /s/ Karen S. Erickson
                                         --------------------------

                                     Karen S. Erickson
                                     Corporate Controller