Form 10-Q
period 1997-09-28
APERTUS TECHNOLOGIES INC
filed 1997-11-12
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997
                               ------------------


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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
    (State or other jurisdiction of                       (I. R. S.
    Employer Identification Number)            incorporation or organization)



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


                    Yes      X         No
                        ----------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.05 par value                         14,279,951
----------------------------          ------------------------------------------
            Class                      Shares outstanding on September 28, 1997

PART  I.  FINANCIAL INFORMATION

        Item  1.   Financial Statements

        Consolidated Statement of Operations - Three and Six Months
        Ended September 28, 1997 and September 29, 1996................. 1

        Consolidated Balance Sheets - September 28, 1997 and
        March 30, 1997.................................................. 2 - 3

        Consolidated Statements of Cash Flows - Six Months Ended
        September 28, 1997 and September 29, 1996....................... 4

        Notes to Financial Statements................................... 5

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition............................................. 6

        Results of Operations........................................... 6

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................... 7


         Item 2.  Changes in Securities................................. 7


         Item 3.  Defaults Upon Senior Securities....................... 7


         Item 4.  Submission of Matters to a Vote of

                  Security Holders...................................... 7

         Item 5.  Other Information..................................... 7


         Item 6.  Exhibits and Reports on Form 8-K...................... 7

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
              (Dollars in Thousands, Except Per Share Amounts)

                                  Three Months Ended     Six Months Ended
                                  ------------------     -----------------
                                  Sept 28,  Sept 29,     Sept 28,  Sept 29,
                                    1997      1996         1997      1996
                                  --------  --------     --------  --------

Revenues

  Sales.........................    $  433    $  378       $  624    $  771
  Rentals and services..........       103        53          191        71
                                    ------    ------       ------    ------

Total...........................       536       431          815       842

Costs and Expenses
  Cost of revenues..............       418       274          857       455
  Research, development
   and engineering..............       492       144          981       257
  Selling, general and
   administrative...............       977     1,128        1,908     2,227
                                    ------    ------       ------    ------

Total...........................     1,887     1,546        3,746     2,939
                                    ------    ------       ------    ------
Loss From
  Operations....................    (1,351)   (1,115)      (2,931)   (2,097)
Interest Income.................       109        79          236       170
Interest Expense................       (37)      (20)         (34)      (38)

Income Tax......................        (3)       (5)          (5)      (10)
                                    ------    ------       ------    ------

Net Loss From Continuing
 Operations.....................    (1,282)   (1,061)      (2,734)   (1,975)

Income From Discontinued Internet
 Solutions Division.............       303       376        1,228       161
                                    ------    ------       ------    ------

Net Loss........................     $(979)    $(685)     $(1,506)  $(1,814)
                                    ======    ======       ======    ======

Earnings (Loss) per Share:

Continuing Operations...........    $ (.09)   $ (.08)      $ (.19)   $ (.14)
Discontinued Operations.........       .02       .03          .09       .01
                                    ------    ------       ------    ------

Total...........................    $ (.07)   $ (.05)      $ (.10)   $ (.13)
                                    ======    ======       ======    ======
Weighted Average Number
  of Common and Common
  Equivalent Shares.............    14,228    14,120       14,193    14,083
                                    ======    ======       ======    ======

See accompanying Notes to Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                   ASSETS





                                                    Unaudited
                                                    ---------
                                                     Sept 28,  March 30,
                                                      1997       1997
                                                    ---------  ----------
Current Assets

  Cash and cash equivalents.........................  $10,202   $13,865
  Cash in escrow....................................      822       802
  Accounts receivable - net.........................      266     9,437
  Inventories.......................................       --       923
  Current portion of installment
   receivables - net................................       --       420
  Other.............................................      178       413
                                                      -------  --------

    Total current assets............................   11,468    25,860

Property and Equipment - net........................    1,200     3,715

Capitalized Software - net..........................    1,030     1,373

Installment Receivables - net of current
  portion...........................................       --       539

Goodwill - net......................................       --       390
                                                      -------  --------

Total assets of continuing operations...............   13,698    31,877

Net assets of discontinued operations...............    6,424        --
                                                      -------  --------
Total assets........................................  $20,122   $31,877
                                                      =======  ========

See accompanying Notes to Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                               Unaudited
                                               ---------
                                                Sept 28, March 30,
                                                  1997      1997
                                               --------- ----------
Current Liabilities
  Accounts payable............................   $2,685    $7,603
  Accrued expenses............................    2,353     4,281
  Deferred revenue............................      143     3,733
  Notes payable...............................    1,000     1,000
                                                 ------    ------
    Total current liabilities.................    6,181    16,617

Shareholders' Equity
  Common stock--authorized, 30,000,000
    shares at $.05 par value; issued and
    outstanding at:
     Sept 28, 1997 - 14,279,951 Shares
     March 30, 1997 - 14,158,623 Shares......       714       708
  Additional paid-in-capital.................    57,524    57,373
  Accumulated deficit........................   (44,221)  (42,715)
  Deferred compensation......................      ( 76)     (106)
                                                -------   -------

    Total shareholders' equity...............    13,941    15,260
                                                -------   -------

    Total....................................   $20,122   $31,877
                                                =======   =======

See accompanying Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                --------------------
                                                                Sept 28,    Sept 29,
                                                                  1997        1996
                                                                ---------  ---------
Operating Activities:
 Net loss.......................................................  $(1,506)  $(1,814)
 Adjustments to reconcile net loss to net cash used in
   operations:
 Depreciation and amortization..................................    1,070     2,362
 Accounts receivable............................................      892    (3,236)
 Installment receivables........................................      272       427
 Inventory......................................................       20        37
 Other assets...................................................       13       753
 Accounts payable, accrued expenses, deferred income and
 income taxes...................................................   (4,514)     (654)
                                                                  -------   -------
  Net cash flows used in operating activities...................   (3,753)   (2,125)
                                                                  -------   -------

Investing Activities:
 Maturities of marketable securities ...........................        -     3,766
 Purchases of property and equipment............................      (47)     (413)
 Capitalized software...........................................        -    (1,703)
 Note receivable................................................              8,700
 Change in cash held in escrow..................................      (20)      758
                                                                  -------   -------
 Net cash flows from, (used in) investing activities............      (67)   11,108
                                                                  -------   -------
Financing Activities:
 Debt transactions:
   Repayments...................................................        -    (8,976)
 Capital transactions:
   Stock options exercised......................................      157       255
                                                                  -------   -------
 Net cash flows from, (used in) financing activities............      157    (8,721)
                                                                  -------   -------

Net increase (decrease) in cash and cash equivalents............   (3,663)      262
Beginning cash and cash equivalents.............................   13,865     5,455
                                                                  -------   -------
Ending cash and cash equivalents................................  $10,202   $ 5,717
                                                                  =======   =======
Supplemental disclosures of cash flow information:
 Cash paid for interest.........................................  $    26   $   182
 Cash paid for income taxes.....................................       32        13


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

2.   DISCONTINUED OPERATIONS

The Company closed an Asset Purchase Agreement with Computer Network Technology
(CNT) on October 31, 1997 providing for the sale of the Company's Internet Solutions Division. The assets being purchased by CNT and the liabilities being assumed by CNT have been netted on the balance sheet and shown as net assets of discontinued operation.

The terms of the Agreement provide for CNT to pay the Company $11.4 million in cash and to assume certain liabilities. The interim statements of operations for the three and six months ended September 28, 1997 and September 29, 1996, have been prepared to show the operations of the Internet Solutions Division as discontinued. See reference to Form 8-K in Item 6 below. Note that the Company expects to recognize a gain on the sale in the third quarter when it is realized.

3.   ACQUISITION OF CARLETON CORPORATION

The Company closed an Agreement and Plan of Merger with Carleton Corporation on October 31, 1997. Under the terms of the Agreement, the Company acquired the stock of Carleton Corporation through the issuance of up to approximately 2.8 million shares of the Company's common stock and notes with an initial face value of $2.0 million that is subject to adjustment based upon revenue performance of the Company and the market price of the Company's common stock. The transaction will be accounted for under the purchase method of accounting. See reference to Form 8-K in Item 6 below.

4.  NET LOSS PER SHARE

Net loss per share for the three and six month periods ended September 28, 1997 and September 29, 1996 are computed using the weighted average number of common stock outstanding during the periods.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on March 29, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods as appropriate. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected to net loss per share for the three and six month periods ended September 28, 1997 and September 29, 1996.

5.  INVENTORIES

Inventories at March 30, 1997 consisted of:

Raw material                        $   390
Work-in-process                         455
Finished goods                           78
                                    -------
                                    $   923
                                    =======

All of the inventory at September 28, 1997 is included in the net assets of discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
      and Results of Continuing Operations
     -------------------------------------

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements contain words or phrases such as "will likely result," "are expected to, "will continue," "is anticipated," "estimate," "project" or similar expressions. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: inability to integrate the operations and products of Carleton Corporation; decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles with key customers; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; and risks associated with single sources of supply for certain components used in the Company's products. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Financial Condition

The consolidated Balance Sheet as of September 28, 1997, reflects the effects of the discontinued operations (see Note 2 to the Financial Statements) by showing the net assets of the discontinued operations as a single line item. The proceeds from the sale of the Internet Solutions Division and the anticipated gain will be recognized in the third quarter. The Company remains in a strong balance sheet position with working capital of approximately $5.3 million at September 28, 1997. The proceeds from the sale of the Internet Solutions Division will significantly increase the working capital and the cash position of the Company. The Company believes the cash position will be adequate to support anticipated short-term operating losses, make capital investments and fund working capital needs as it moves forward in the near future.

Results of Operations

The consolidated Statements of Operations for the three and six month periods ended September 28, 1997 and September 29, 1996 reflect the effects of the discontinued operations (see Note 2 to the Financial Statements) by showing the operations of the Internet Solutions Division as a single line item.

Loss from operations for the three month period ended September 28, 1997 was $236,000 higher than for the same period in the prior year. Although revenues were $105,000 higher than the prior year, costs and expenses were $341,000 higher. The higher costs were due primarily to increased software amortization and increased professional service cost components in cost of revenues and no capitalization of software development costs in the current year. Selling, general and administrative expenses were $151,000 lower than the comparable period in the prior year due to the expense reductions which were made at the end of the prior fiscal year and the first quarter of the current year.

Loss from operations for the six month period ended September 28, 1997 was $834,000 higher than for the same period in the prior year. Revenues were down slightly and costs and expenses were $807,000 higher. The reasons for the cost and expense differences are similar to those noted above for the three month periods.

The Company anticipates to incur operating losses into fiscal 1999 as it restructures in relation to the transactions which have occurred in October (see Notes 2 and 3 to the Financial Statements).

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K Current Report filed September 5, 1996 (SEC file number 0-12378))

     3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K Current Report filed September 5, 1996 (SEC file number 0-12378))

    27   Financial Data Schedule

    99.1 Cautionary Statement

     (b) No reports on Form 8-K were filed during the quarter ended September 28, 1997. A report on Form 8-K was filed on November 10, 1997 to report the Company's acquisition of Carleton Corporation and the sale of the Company's Internet Solutions Division to Computer Network Technology.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the by the undersigned thereunto duly authorized.


                                    APERTUS TECHNOLOGIES INCORPORATED


Date:  November 11, 1997              By: /s/ Steve Thimjon
                                         ---------------------------------
                                          Steve Thimjon
                                          Vice President
                                          Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit   Description
-------   -----------

  27      Financial Data Schedule

  99.1    Cautionary Statement