Form 10-Q
period 1997-12-28
APERTUS TECHNOLOGIES INC
filed 1998-02-11
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997
                               -----------------


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

        Yes                 X              No
            --------------------------       -----------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.05 par value                         16,452,455
----------------------------          ---------------------------------------
            Class                     Shares outstanding on December 28, 1997

                             PART  I.  FINANCIAL INFORMATION

        Item  1.   Financial Statements
        -------------------------------

        Consolidated Statements of Operations - Three and Nine Months
         Ended December 28, 1997 and December 29, 1996....................... 1

        Consolidated Balance Sheets - December 28, 1997 and
         March 30, 1997...................................................... 2

        Consolidated Statements of Cash Flows - Nine Months Ended
         December 28, 1997 and December 29, 1996............................. 3

        Notes to Financial Statements........................................ 4

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        ----------------------------------------------------------
                 Condition and Results of Operations
                 -----------------------------------

        Financial Condition.................................................. 5

        Results of Operations................................................ 6

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.......................................... 7
                  -----------------


         ITEM 2.  CHANGES IN SECURITIES...................................... 7
                  ---------------------

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................ 7
                  -------------------------------

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  ----------------------------------
                  SECURITY HOLDERS........................................... 7
                  ----------------

         ITEM 5.  OTHER INFORMATION.......................................... 7
                  -----------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................... 7
                  --------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)


                                                    Three Months Ended           Nine Months Ended
                                                    ------------------         ---------------------
                                                     Dec 28,  Dec 29,            Dec 28,   Dec 29,
                                                      1997     1996               1997       1996
                                                    ------------------         ---------------------
Revenues
   Sales                                                $587   $1,263              $1,211    $2,034
   Service                                               183       72                 374       143
                                                    ------------------         ---------------------
   Total                                                 770    1,335               1,585     2,177

Costs and Expenses
   Cost of revenues                                      652      358               1,509       813
   Research, development and engineering                 585      285               1,566       542
   Selling, general and administrative                 1,559    1,118               3,467     3,345
   Other charges                                      10,379                       10,379
                                                    ------------------         ---------------------
   Total                                              13,175    1,761              16,921     4,700
                                                    ------------------         ---------------------
Loss from operations                                 (12,405)    (426)            (15,336)   (2,523)

Investment income                                        167       78                 403       248
Interest expense                                         (12)     (21)                (46)      (59)
                                                    ------------------         ---------------------

Loss from continuing operations before income taxes  (12,250)    (369)            (14,979)   (2,334)
Income taxes                                               5        5                  10        15
                                                    ------------------         ---------------------
Net loss from continuing operations                  (12,255)    (374)            (14,989)   (2,349)

Discontinued operations:
   Income (loss) from operations of discontinued
      Internet Solutions Division                       (622)  (2,373)                606    (2,212)
   Gain on disposal of Internet Solutions Division     4,162                        4,162
                                                    ------------------         ---------------------
                                                       3,540   (2,373)              4,768    (2,212)
                                                    ------------------         ---------------------

Net Loss                                             ($8,715) ($2,747)           ($10,221)  ($4,561)
                                                    ==================         =====================

Income (Loss) per Share:
      Continuing Operations                           ($0.77)  ($0.03)             ($1.01)   ($0.17)
      Discontinued Operations                           0.22    (0.16)               0.32     (0.15)
                                                    ------------------         ---------------------
      Total                                           ($0.55)  ($0.19)             ($0.69)   ($0.32)
                                                    ==================         =====================

Weighted Average Shares Outstanding                   15,824   14,120              14,737    14,083
                                                    ==================         =====================

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                    (Unaudited)
                                                   December 28,  March 30,
                                                       1997         1997
                                                   -------------------------
ASSETS

Current Assets
   Cash and cash equivalents                            $14,838     $13,865
   Cash in escrow                                         1,008         802
   Accounts receivable - net                              1,496       9,437
   Inventories                                                0         923
   Current portion of installment receivables - net           0         420
   Other                                                    232         413
                                                   -------------------------
   Total cuurent assets                                  17,574      25,860

Property and equipment                                    4,564      15,632
Accumulated depreciation                                 (3,199)    (11,917)
                                                   -------------------------
Property and equipment - net                              1,365       3,715

Other Assets
   Capitalized software - net                                 0       1,373
   Installment receivables - net of current portion           0         539
   Goodwill - net                                             0         390
                                                   -------------------------
   Total other asssets                                        0       2,302
                                                   -------------------------
                                                        $18,939     $31,877
                                                   =========================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                        $822      $7,603
   Accrued expenses                                       5,034       4,281
   Deferred revenue                                         873       3,733
   Note payable                                           1,000       1,000
                                                   -------------------------
   Total current liabilities                              7,729      16,617

Long-term Notes Payable                                     576           0

Shareholders' Equity
   Common stock - authorized, 30,000,000 shares
   at $.05 par value;  issued and outstanding at
   December 28, 1997 - 16,452,455 shares
   March 30, 1997 - 14,158,623 shares                       823         708
   Additional paid-in capital                            62,757      57,373
   Retained deficit                                     (52,936)    (42,715)
   Unearned compensation                                    (10)       (106)
                                                   -------------------------
   Total shareholders' equity                            10,634      15,260
                                                   -------------------------

Total                                                   $18,939     $31,877
                                                   =========================

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                   Nine Months Ended
                                                                ----------------------
                                                                  Dec 28,    Dec 29,
                                                                   1997       1996
                                                                ----------------------
Operating Activities:
  Net loss                                                         ($10,221)  ($4,561)
  Adjustments to reconcile net loss to net cash used in operations:
  Gain on disposal of Internet Solutions Division                    (4,162)
  Other charges                                                      10,379
  Depreciation and amortization                                       1,400     3,524
  Accounts receivable                                                 1,458    (1,223)
  Installment receivables                                               170       824
  Inventory                                                            (128)      425
  Other assets                                                            7       824
  Accounts payable, accrued expenses, deferred income and
  income taxes                                                       (6,046)     (648)
                                                                ----------------------
  Net cash flows used in operating activities                        (7,143)     (835)

Investing Activities:
  Maturities of marketable securities                                           4,318
  Purchases of property and equipment                                  (114)     (589)
  Capitalized software                                                         (2,361)
  Note receivable                                                               8,700
  Change in cash held in escrow                                          (8)      746
  Cash from acquired company (net)                                       68
  Cash from disposal of Internet Solutions Division (net)            10,712
                                                                ----------------------
  Net cash flows from (used in) investing activities                 10,658    10,814

Financing Activities:
  Repayments of debt                                                 (2,750)   (8,976)
  Stock options/restricted stock activity (net)                         208       255
                                                                ----------------------
  Net cash flows from (used in) financing activities                 (2,542)   (8,721)
                                                                ----------------------

Net increase in cash and cash equivalents                               973     1,258
Beginning cash and cash equivalents                                  13,865     5,455
                                                                ----------------------
Ending cash and cash equivalents                                    $14,838    $6,713
                                                                ======================

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

2. DISCONTINUED OPERATIONS


The Company closed an Asset Purchase Agreement with Computer Network Technology Corporation (CNTC) on October 31, 1997 providing for the sale of the Company's Internet Solutions Division as previously noted in the Form 10-Q for the quarter ended September 28, 1997. The terms of the Agreement provided for CNTC to pay the Company $11.4 million in cash and to assume certain liabilities. The interim statements of operations for the three and nine months ended December 28, 1997 and December 29, 1997, have been prepared to show the operations of the Internet Solutions Division as discontinued and the gain has been recorded in the current quarter.

3. ACQUISITION OF CARLETON CORPORATION


The Company closed an Agreement and Plan of Merger with Carleton Corporation on October 31, 1997. Under the terms of the Agreement, the Company acquired the stock of Carleton Corporation through purchase in cash of Carleton shares held by people owning less than 20,000 shares and the exchange of approximately 2,161,000 shares of Apertus common stock and issuance of notes with an initial face value of $2.0 million (that are subject to certain offsets and further adjustment based upon revenue performance of the Company and the market price of the Company's common stock) for the Carleton shares held by people owning more than 20,000 shares. In addition, the Company rolled over any outstanding options and warrants for Carleton stock and converted them into options and warrants for Apertus common stock. The transaction was accounted for under the purchase method of accounting and the portion of the purchased price allocated to purchased research and development has been expensed in the current period.

Pro forma consolidated results of continuing operations (excluding other charges) for the nine months ended December 28, 1997 and December 29, 1996 as if Carleton had been acquired at the beginning of fiscal 1997 are:

                        December 28,   December 29,
                            1997           1996
                        ------------   ------------
Revenues                  $ 2,574        $ 4,051
Net loss                   (6,222)        (3,055)
Net loss per share           (.38)          (.19)

4. OTHER CHARGES


During the current quarter, the Company recorded other charges of $10,379. These charges relate to recognizing the purchased research and development from the Carleton acquisition as expense in the current period and writing off the unamortized balance of the capitalized software.


5. NET LOSS PER SHARE


Net loss per share is computed using the weighted average nuymber of common stock shares outstanding during the applicable period. There is no impact to the Company's calculation of the net loss per share resulting from adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements contain works or phrases such as "will likely result," "are expected to," "will continue to," "is anticipated," "estimate," "project," or similar expressions. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.
Factors that might cause such differences include, but are not limited to, the following: inability to integrate the operations and products of Carleton Corporation; decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles with key customers; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; and risks associated with single sources of supply for certain components used in the Company's products. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary
Statement" filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

The consolidated balance sheet as of December 28, 1997, shows cash and cash equivalents of $14,838. The Company currently anticipates minimal capital expenditures in the near future. These expenditures will be primarily for computers for any new hires. The Company believes the cash position will be adequate to support its anticipated short-term operating losses, make capital investments and fund working capital needs into fiscal 1999-2000.

RESULTS OF OPERATIONS

The consolidated statements of operations reflect the effects of the discontinued operations (see Note 2 to the financial statements) by showing the operations of the Internet Solutions Division as a single line item and also showing the gain on disposal as a separate line item. The prior years statements for the comparable periods have also been adjusted for these effects. Note that the consolidated operating results for the three and nine month periods ended December 28, 1997, include the results of the former Carleton Corporation since the date of its acquisition by the Company (see Note 3 to the financial statements).

During the current quarter, the Company completed a major restructuring that focuses the Company exclusively on the data warehousing market. This restructuring included the purchase of Carleton Corporation and the sale of the Internet Solutions Division to CNTC. The resulting Company is an early stage company with unpredictable results and with the need for several quarters of investment being required to realize its potential in the data warehousing market.

The loss from continuing operations for the three months ended include other charges of $10,379. Excluding these charges, the loss for the three months would have been $1,876, or $.12 per share, and the loss for the nine months would have been $4,610, or $.31 per share. The results for the quarter were below the Company's expectations and reflect some of the difficulty experienced in bringing the organization together. The Company did, however, manage to close its first customer using both the former Carleton and Apertus products. The Company hopes to be able to build upon that success in the future and grow its revenue numbers. The costs and expenses for the quarter reflect a high relationship between revenues and the cost associated with those revenues due primarily to the higher professional service component of revenues and straight-line amortization of capitalized software. The research, development and engineering costs reflect the continued investment in the Company's products and such investment will continue, and will most likely increase, in the near future. The selling, general and administrative expenses reflect the additional costs in adding the Carleton facility and also may reflect some differences in how costs were allocated in the prior year.

The Company anticipates making some additional investment in research, development and engineering in the near term in order to achieve full commercialization of its products and to assist in building reference accounts. In addition, the Company also expects to make some additional investment in sales and marketing in order to improve its direct sales effectiveness, work with channel partners, implement its marketing programs and increase market image and awareness.

                                  PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


     10.1 Separation Agreement and Mutual Release, each dated October 10, 1997, between the Company and Julie Cummins Brady


     10.2 Letter of Mutual Resignation Agreement dated January 12, 1998,between the Company and Paul Fluckiger


     99.1 Cautionary Statement


     (b) A report on Form 8-K was filed on November 10, 1997 to report under
         Item 2 the Company's acquisition of Carleton Corporation and the sale of the Internet Solutions Division to CNTC, which report included the required audited financial statements of Carleton Corporation. An amendment to this 8-K was filed on January 9, 1998 to include the pro forma financial information.

                                       SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              APERTUS TECHNOLOGIES INCORPORATED

Date:  February 11, 1998                      By: /s/ Steve Thimjon
                                                 -----------------------------
                                                 Steve Thimjon
                                                 Vice President
                                                 Chief Financial Officer