Form 10-K
period 1998-03-29
APERTUS TECHNOLOGIES INC
filed 1998-06-25
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 29, 1998, or

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the period from ______________ to ______________.

Commission file number: 0-12378

                        APERTUS TECHNOLOGIES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                      41-1349953
------------------------------                       -------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

    7275 Flying Cloud Drive
   Eden Prairie, Minnesota                                   55344
------------------------------                            ----------
Address of principal executive                            (ZIP Code)
           offices)

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

                            Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 5, 1998 was approximately $20,334,000 (based on the last sale price of $1.21875 as reported by The Nasdaq National Market).

As of June 5, 1998, 16,684,133 shares of the registrant's Common Stock, par value $.05 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-K incorporates by reference information from the registrant's Annual Report to Shareholders for the year ended March 29, 1998 (the "Annual Report to Shareholders"), copies of which were filed with the Commission on June 19, 1998. Part III of this Form 10-K incorporates by reference information from the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed with the Commission on June 19, 1998.

PART I

ITEM 1. BUSINESS

Apertus Technologies Incorporated develops and markets software products that provide data integration solutions for business critical applications such as data warehousing and application conversions.

In October 1997, the Company acquired Carleton Corporation, a leading provider of advanced data warehousing software solutions, and sold the Company's Internet Solutions Division. This major restructuring allows the Company to focus exclusively on the data integration market. The Company has two major products -Passport and Enterprise /Integrator - that focus on data extraction and preparation of data for new application environments.

The Company, a Minnesota corporation, was incorporated in March 1979. As used herein, the "Company" and "Apertus" refer to Apertus Technologies Incorporated together with its wholly owned subsidiaries.

MARKET

BACKGROUND

Data warehouses and data marts are increasingly becoming strategic to organizations that seek competitive advantages in the marketplace. Warehouses help companies discover new insights for improving revenue growth, cost management and customer retention. The value of a warehouse grows as business line managers uncover meaningful trends and information from the data. As users discover the value, they begin to have requirements for new sources of data as well as wanting to better understand the definitions behind data elements. Having timely, integrated and reliable data is critical for such analyses.

Similarly, organizations are increasingly moving to packaged enterprise applications, such as those from Baan, Oracle, PeopleSoft, and SAP, in order to improve competitiveness and reduce information technology development and maintenance costs. Adoption of these applications generally requires significant development effort to convert and enhance existing data for use in these new environments. It is not unusual for conversion projects to span several years with a cost in the millions of dollars. Subsequently, these organizations are seeking tools and professional services to streamline the data conversion effort and reduce the overall project time and associated costs.

The success of data warehousing initiatives is dependent on a business organization's ability to cost effectively extract, transform, cleanse, merge and integrate data for new applications. These needs can be met with tools that allow the business organization to modify the structure of data, enhance or change context, eliminate redundancies and improve the overall quality of the data. The Company's products are tools to address such needs.

TARGET MARKET

The Company's products are marketed to data intensive Fortune 1000 companies that are building data warehouses or converting to new packaged applications. The companies have complex environments that require significant data re-engineering to create reliable and useable information for the business analysis. Many of the Company's customers are in the insurance, manufacturing, financial and telecommunications marketplace.

The Company distributes its products primarily in North America through direct sales and channel partners including value added resellers and systems integrators.

PRODUCTS

Passport

Passport offers an extensive extraction capability that automates the data migration process. It can source data from a wide range of mainframe sources, such as IDMS, IMS, and ADABAS, as well as AS/400 and relational databases. Extract programs pull data from the production systems for use in the data warehouse. Passport also handles multiple source extraction in a single pass, making the process even more efficient.

In addition, Passport offers powerful transformation capabilities. It can handle the simple to complex requirements for transformation. Data can be reformatted, restructured, changed to add new field values and record types, as well as summarized and aggregated. Passport also offers a full range of audit reports to help ensure that the activities have been implemented successfully.

Enterprise/Integrator

Enterprise/Integrator provides advanced data cleansing, matching and consolidation capabilities with strong support for "entity-centric" applications, such as customer, patient, supplier, and product integration. It operates on a Windows NT or UNIX environment. This solution helps organizations develop customer profiles that can be used for cross selling, retention management or profitability measurement.

MARKETING AND CUSTOMERS

The Company is exclusively focused on the data warehouse and application conversion markets. The Company distributes its technology and professional services through direct sales and channel partners primarily in North America. Most of the Company's employees are located at its two primary locations in Minneapolis, Minnesota and Billerica, Massachusetts with some sales people located elsewhere in the United States and Canada. Given the Company's level of total sales revenue and the sales amount resulting from each direct licensing agreement, there are several customers with whom the Company did business resulting in more than 10% of the Company's revenues.

BACKLOG

The Company attempts to ship orders to end-user customers within 30 days. Because of this short delivery cycle, the Company does not believe backlog is a meaningful indicator of future revenues.

CUSTOMER SERVICE

The Company works with customers on a direct service basis out of its locations in Minneapolis and Billerica to provide prompt and reliable support for products installed at end-user facilities. Company employees also provide software product maintenance through its technical services group.

PRODUCT DEVELOPMENT

The Company continues to invest significantly in ongoing research, development and engineering to make improvements in its products. Improvements are focused on product performance, ease of use and added features that address the needs of the developers building data warehouses or migrating data to new packaged applications.

YEAR 2000

The Year 2000 effect is not expected to have a material impact on the Company. The software that the Company uses to process its internal records is a package obtained from an outside vendor and is Year 2000 compliant. The Company believes that the products that it sells are also Year 2000 compliant. The Company continues with on-going internal testing to verify that its software products are Year 2000 compliant. Future developments could have a material adverse effect on the Company.

COMPETITION

The Company's products compete with various vendors who provide varying degrees of data extraction, transformation, cleansing and integration. These competitors include a small number of established tool vendors with a traditional focus on data extraction for large-scale data warehousing (e.g. Prism and Evolutionary Technologies), as well as vendors more focused on development of departmental data marts (e.g. Constellar, Informatica, Ardent). The most significant competitor to the Company's products, however, is in-house development by companies trying to satisfy their needs by doing everything with no outside assistance.

SERVICE AND MAINTENANCE

The Company offers service and maintenance programs for all its products and generally customers choose to take advantage of those programs to provide coverage for software support and upgrades to new releases of software. The Company's products generally support industry standard network management standards and have extensive remote diagnostic capabilities.

INTELLECTUAL PROPERTIES

The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary.

EMPLOYEES

As of June 1, 1998, the Company employed 73 persons, including 29 in research, development and engineering, 18 in sales and marketing, 14 in professional services and 12 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of the Company:

Name                            Age  Position
----                            ---  --------
Robert D. Gordon ............   49   Chairman of the Board, Chief Executive Officer and President
Alexander F. Collier ........   46   Corporate Vice President, Research and Development
David M. Haggerty ...........   46   Corporate Vice President, Professional Services
Travis M. Richardson ........   35   Corporate Vice President, Marketing
Steven L. Thimjon  ..........   41   Corporate Vice President, Chief Financial Officer and Corporate Secretary
Eugene E. Waara, Jr .........   40   Corporate Vice President, Sales

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

ALEXANDER F. COLLIER has served as the Company's Corporate Vice President, Research and Development, since November 1997 and came to the Company in connection with the acquisition of Carleton Corporation. Mr. Collier served as Vice President of Product Development of Carleton Corporation from June 1997 to October 1997. From November 1996 to June 1997, Mr. Collier was Vice President of Development for Asyst Automation, a manufacturer of semi-conductor automation equipment. Prior to Asyst Automation, Mr. Collier served as President of Position Sensitive Robots, a provider of software products for real time industrial control applications founded by Mr. Collier in 1991.

DAVID M. HAGGERTY has served as the Company's Corporate Vice President, Professional Services, since February 1998. Prior to his current position, Mr. Haggerty held the position of Director - Software Development and Director - Engineering. Mr. Haggerty has been employed by the Company since November 1992.

TRAVIS M. RICHARDSON has held the position of Corporate Vice President, Marketing, since February 1998. Prior to his current position, Mr. Richardson served as Chief Technical Officer and Director of Planning. Mr. Richardson has been employed by the Company since October 1988.

STEVEN L. THIMJON has been Corporate Vice President and Chief Financial Officer since his hiring in September 1997. From June 1995 to August 1997, Mr. Thimjon was Vice President of Finance for Sanofi Diagnostics Pasteur, Inc., a manufacturer and marketer of human diagnostics products. Prior to June 1995, he was a Senior Manager in the audit department of Ernst & Young LLP in Minneapolis.

EUGENE E.WAARA, JR. has been Corporate Vice President, Sales, since February 1998. Prior to his current position, Mr. Waara served as Sales Director. Mr. Waara has been employed by the Company since October 1982.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; risks associated with single sources of supply for certain components used in the Company's products; and changes in interest rates. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

In July 1990, the Company moved its principal office and manufacturing facility to 60,000 square feet of leased space in a building located in Eden Prairie, Minnesota. In February 1996, the Company signed a Second Amendment to the Lease for the Eden Prairie office in which the Company assumed the remaining space (expanding from 60,000 square feet to 76,462 square feet) and extended the terms of the original lease through July 2002. The lease requires future base rent payments totaling approximately $2.7 million subsequent to March 1998. The Company is also responsible for real estate taxes and operating costs. In July 1997, the Company entered into a sublease agreement with a tenant in Eden Prairie for 14,715 square feet. The sublease runs through August 2000 and requires total base lease payments of approximately $498,000 subsequent to March 1998. In April 1998, the Company entered into an agreement with Best Buy Co., Inc. to take over the entire lease obligation on the Eden Prairie facility. The Company has until September 30, 1998 to relocate to another location. The Company is currently looking for a relocation site in the same general area.

The Company also leases 11,881 square feet of space in a building in Billerica, Massachusetts. The lease runs through September 2001 and requires future fixed rent payments of approximately $527,000 subsequent to March 1998. The Company is also responsible for its share of operating costs.

The Company continues to lease 11,729 square feet of space at One Penn Plaza in New York, which lease term expires in October 2001. This space has been divided and sublet to two separate companies. The resulting annual lease payments are approximately $20,000, net of sublease rental receipts, and the resulting shortfall over the remaining term of the lease has been accrued for.

The Company also remains as the lessee on space in a building in the United Kingdom. Computer Network Technology Corporation (CNT) assumed the obligations of the Company under the lease (including payment of all future rents) in conjunction with the sale of the Company's Internet Solutions Division to CNT, and the Company is currently working to get released from the agreement.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a complaint filed on May 29, 1998 in the U.S. district Court for the District of Massachusetts (case no. 98-11026WGY) by Case Associates, NV and Carleton Europe, NV. The complaint seeks injunctive relief and monetary damages arising out of an alleged breach of contract and infringement by Carleton Corporation and the Company (as successor to Carleton Corporation) of a copyright in certain "Passport" computer software held by the plaintiffs. The Company's answer to the complaint denied the allegations and asserted certain counterclaims. Discovery in the lawsuit has not yet commenced.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Dividend Policy and Price Range of Common Stock" on the inside back cover of the Annual Report to Shareholders is incorporated herein by reference.

Pursuant to an Agreement and Plan of Merger dated October 24, 1997 (the "Merger Agreement") between the Company and Carleton Corporation ("Carleton"), the Company acquired Carleton, effective October 31, 1997, for approximately 2.8 million shares of the Company's common stock plus accreting notes ("Notes") with an aggregate initial principal amount of approximately $2.0 million. The final principal amounts of the Notes are subject to reduction and provide a source of offset to the Company for certain indemnification obligations as set forth in the Merger Agreement. Pursuant to the Merger Agreement, each share of Carleton's issued and outstanding stock was converted into a combination of a Note and Company common stock, except that shareholders holding 20,000 shares or less of Carleton common stock received $1.06 per share in cash in lieu of such Note and Company common stock. A total of 2,161,191 shares of the Company's common stock was issued to eight Carleton shareholders, each of whom was an accredited investor. Such shares were issued without registration in reliance on an exemption under Rule 506 of the Securities Act of 1933, as amended. In connection with the acquisition, the Company also assumed outstanding Carleton stock options and warrants, which became exercisable for shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained under the heading "Selected Historical Financial Data" on page 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 and 3 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors' report, consolidated financial statements and notes to consolidated financial statements on pages 4 through 15 of the Annual Report to Shareholders are incorporated herein by reference.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" on page 11 of the Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits, Financial Statements, Financial Statement Schedules

1.  Financial Statements                                     Page Reference in
    --------------------                                     Exhibit 13 to this
                                                                  Form 10-K
                                                               Annual Report
                                                               -------------

Consolidated Statements of Operations for the Fiscal Years
  Ended March 29, 1998, March 30, 1997 and March 31, 1996............ 4

Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997.. 5

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 29, 1998, March 30, 1997 and March 31, 1996............ 6

Consolidated Statement of Shareholders' Equity for the Fiscal
  Years Ended March 29, 1998, March 30, 1997 and March 31, 1996...... 7

Notes to Consolidated Financial Statements........................... 8 - 14

Report of Independent Auditors....................................... 15


The financial statements listed above are included in Exhibit 13 and are hereby incorporated by reference.

2.  Financial Statement Schedules                                Page Number in
    -----------------------------                                This Form 10-K
                                                                 Annual Report
                                                                 -------------

Independent Auditor's Report on
Supplemental Financial Schedule......................................Exhibit 23

Schedule II Valuation and Qualifying Accounts and Reserve for the Years Ended March 29, 1998, March 30, 1997 and March 31, 1996.. 12

All other schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.  Exhibits

Exhibit
Number   Description
------   -----------
2.1 Agreement and Plan of Merger between the Company and Carleton Corporation, dated as of October 24, 1997, including form of Note (1)

2.2 Asset Purchase Agreement between CNT Acquisition I Corporation, Computer Network Corporation and the Company and certain of its subsidiaries, dated as of October 24, 1997 (1)

3.1      Restated Articles of Incorporation, as amended (2)

3.2      Restated Bylaws, as amended (2)

4 Amended and Restated Rights Agreement, dated September 4, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (2)

10.1    *Amended 1990 Long Term Incentive Plan (4)

10.2(a) Office Warehouse Lease, dated May 10, 1990, between the Company and Real Estate Income Partners III, a Limited Partnership (5)

10.2(b) Second Amendment to Lease, dated February 18, 1996, between the Company and Real Estate Income Partners III, Limited Partnership (6)

10.2(C) Assignment and Assumption of Lease, dated April 16, 1998, between the Company and Best Buy Co., Inc.

10.3 Lease, dated July 25, 1996, between Technology Park VIII L.P. and Carleton Corporation (for the Billerica facility)

10.4(a) *1998 Management Bonus Plan description (7)

10.4(b) *1999 Management Bonus Plan description

10.5(a) *Stock Acquisition Loan Assistance Program (3)

10.5(b) *1993 Stock Acquisition Loan Assistance Program (4)

10.6 Agreement of Lease, dated November 1, 1995, between the Company and Two Penn Plaza Associates (6)

10.7    *1995 Employee Stock Purchase Plan (6)

10.8    *Form of Deferred Compensation Agreement (6)

10.9 *Separation Agreement and Mutual Release, each dated October 10, 1997 between the Company and Julie Cummins Brady (8)

10.10 *Letter of Mutual Resignation Agreement dated January 12, 1998, between the Company and Paul Fluckiger (8)

13       Annual Report to Shareholders for the fiscal year ended March 29, 1998

21       Subsidiaries of the Registrant

23       Consent of Ernst & Young LLP

24       Powers of Attorney

27       Financial Data Schedule

99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

----------
* Denotes management contracts and compensatory plans, contracts, and arrangements.

(1) Incorporated by reference to the Company's Report on Form 8-K filed November 10, 1997 (SEC file number 0-12378).
(2) Incorporated by reference to the Company's Report on Form 8-K filed September 5, 1996 (SEC file number 0-12378).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993 (SEC file number 0-12378).
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 31, 1994 (SEC file number 33-77176).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1990 (SEC file number 0-12378).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC file number 0-12378).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1997 (SEC file number 0-12378).
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 (SEC file number 0-12378)

         (b) Reports on Form 8-K.

         In connection with the Company's acquisition of Carleton Corporation and the sale of the Internet Solutions Division to CNT, the Company filed a report on Form 8-K/A on January 9, 1998 to include, under
         Item 7, the following pro forma financial information:

         Pro Forma Condensed Balance Sheet as of September 28, 1997 (Unaudited) Pro Forma Condensed Statement of Operations for the Year Ended
              March 30, 1997 (Unaudited)
         Pro Forma Condensed Statement of Operations for the Six Months Ended
              September 28, 1997 (Unaudited)
         Notes to Pro Forma Condensed Financial Statements (Unaudited)

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 1998                      APERTUS TECHNOLOGIES INCORPORATED


                                         By: /s/ Robert D. Gordon
                                             -------------------------------
                                             Robert D. Gordon
                                             Chairman of the Board,
                                             Chief Executive Officer
                                             and President

Robert D. Gordon*           Chairman of the Board,              )
                            Chief Executive Officer,            )
                            President and Director              )
                                  (Principal Executive Officer) )
                                                                )
                                                                )
Steven L. Thimjon*          Chief Financial Officer             )
                            (Principal Financial Officer and    )  By: /s/ Robert D. Gordon
                            Principal Accounting Officer)       )      ----------------------------
                                                                )      Robert D. Gordon
                                                                )      Pro Se and Attorney-in-Fact
                                                                )
Nicholas J. Covatta, Jr.*   Director                            )
                                                                )
Michael Dexter-Smith*       Director                            )
                                                                )  Date:  June 25, 1998
                                                                )
Robert W. Fischer*          Director                            )
                                                                )
George E. Hubman*           Director                            )
                                                                )
Arch J. McGill*             Director                            )
                                                                )
Clarence W. Spangle*        Director                            )

----------
* Executed on behalf of the indicated persons by Robert D. Gordon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                        APERTUS TECHNOLOGIES INCORPORATED

          Schedule II -- Valuation and Qualifying Accounts and Reserve
      for the Years Ended March 29, 1998, March 30, 1997 and March 31, 1996
                             (Dollars in Thousands)

Allowance for Doubtful Accounts: (A)

  Column A           Column B            Column C          Column D        Column E
                                        Additions
                    Balance at          Charged to                        Balance at
Description     Beginning of Period  Costs and Expenses  Deductions(B)   End of Period
--------------------------------------------------------------------------------------

Year Ended:

March 29, 1998        $3,606             $  147(C)       $3,568(D)         $  185

March 30, 1997        $1,839             $2,681          $  914            $3,606(E)

March 31, 1996        $  865             $1,137(F)       $  163            $1,839(E)

----------
(A) The allowance has been netted against accounts receivable as of the respective balance sheet dates.
(B)      Write-offs net of recoveries.
(C) Includes $56 of allowance acquired in the Carleton Corporation acquisition.
(D) Includes $2,253 of allowance sold with the Internet Solutions Division divestiture.
(E) Includes $250 and $300 of allowance allocated to installment receivables at March 30, 1997 and March 31, 1996, respectively.
(F) Includes $150 of allowance acquired in the BlueLine Software, Inc. acquisition.

                        Apertus Technologies Incorporated

                                Index of Exhibits

                           Annual Report on Form 10-K
                        For the Year Ended March 29, 1998

Exhibit                                                                  Page
Number                   Description                                     Number
------                   -----------                                     ------
10.2(C)   Assignment and Assumption of Lease, dated April 16, 1998
          between the Company and Best Buy Co., Inc.                     Electronically Filed

10.3      Lease, dated July 25, 1996, between Technology Part VIII L.P.
          and Carleton Corporation (for the Billerica facility)          Electronically Filed

10.4(b)   1999 Management Bonus Plan description                         Electronically Filed

13        Annual Report to Shareholders for the fiscal year              Electronically Filed
          ended March 29, 1998

21        Subsidiaries of the Registrant                                 Electronically Filed

23        Consent of Ernst & Young LLP                                   Electronically Filed

24        Powers of Attorney                                             Electronically Filed

27        Financial Data Schedule                                        Electronically Filed

99.1      Cautionary Statement for Purposes of the "Safe Harbor"         Electronically Filed
          Provisions of the Private Securities Litigation Reform
          Act of 1995