Form 10-Q
period 1998-06-28
APERTUS TECHNOLOGIES INC
filed 1998-08-07
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to ______________

Commission file number 012378

                              CARLETON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-1349953
--------------------------------------------------------------------------------
   (State or other jurisdiction of     (I. R. S. Employer Identification Number)
   incorporation or organization)

       7275 FLYING CLOUD DRIVE, EDEN PRAIRIE, MINNESOTA         55344
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.05 par value                        16,715,744
----------------------------          -----------------------------------
           Class                      Shares outstanding on July 31, 1998

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statement of Operations - Three Months Ended
         June 28, 1998 and June 29, 1997................................. 1

         Consolidated Balance Sheets - June 28, 1998 and March 29,
         1998............................................................ 2

         Consolidated Statements of Cash Flows - Three Months Ended
         June 28, 1998 and June 29, 1997................................. 3

         Notes to Financial Statements................................... 4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources................................. 5

         Results of Operations........................................... 5

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS....................................... 7

         ITEM 2. CHANGES IN SECURITIES................................... 7

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................... 7

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS................................................. 7

         ITEM 5. OTHER INFORMATION....................................... 7

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................ 7

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                          JUN 28,       JUN 29,
                                                            1998         1997
                                                        -----------------------
Revenues
           Sales                                         $  915          $191
           Service                                          407            88
                                                        ----------------------
           Total                                          1,322           279

Costs and Expenses
           Cost of revenues                                 626           439
           Research, development and engineering            961           489
           Selling, general and administrative            1,508           931
                                                        ----------------------
           Total                                          3,095         1,859
                                                        ----------------------
Loss from operations                                     (1,773)       (1,580)

Investment income                                           152           127
Interest expense and other                                  (16)            3
                                                        ----------------------

Loss from continuing operations before income taxes      (1,637)       (1,450)
Income taxes                                                  0             2
                                                        ----------------------
Net loss from continuing operations                      (1,637)       (1,452)

Discontinued operations:
           Income from operations of discontinued
              Internet Solutions Division                     0           925
                                                        ----------------------

Net Loss                                                ($1,637)        ($527)
                                                        ======================

Income (Loss) per Share:
              Continuing Operations                      ($0.10)       ($0.10)
              Discontinued Operations                      0.00          0.06
                                                        ----------------------
              Total                                      ($0.10)       ($0.04)
                                                        ======================

Weighted Average Shares Outstanding                      16,615        14,159
                                                        ======================

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                    JUNE 28,    MARCH 29,
                                                                     1998         1998
                                                                  -----------------------
ASSETS
Current Assets
  Cash and cash equivalents                                         $  9,406    $ 11,111
  Cash in escrow                                                         181         730
  Accounts receivable - net                                            1,450       1,517
  Other                                                                  165          76
                                                                    --------------------
  Total cuurent assets                                                11,202      13,434

Property and equipment                                                 4,675       4,649
Accumulated depreciation                                              (3,362)     (3,256)
                                                                    --------------------
Property and equipment - net                                           1,313       1,393
                                                                    --------------------

                                                                    $ 12,515    $ 14,827
                                                                    ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    203    $    319
  Accrued expenses                                                     2,357       3,067
  Deferred revenue                                                       935         809
  Note payable                                                         1,000       1,000
                                                                    --------------------
  Total current liabilities                                            4,495       5,195

Long-term Notes Payable                                                  598         602

Shareholders' Equity
  Common stock - authorized, 30,000,000 shares at $.05 par value; issued and outstanding at June 28, 1998 - 16,686,031 shares;
  March 29, 1998 - 16,526,815 shares                                     834         826
  Additional paid-in capital                                          62,744      62,723
  Retained deficit                                                   (56,156)    (54,519)
                                                                    --------------------
  Total shareholders' equity                                           7,422       9,030
                                                                    --------------------

Total                                                               $ 12,515    $ 14,827
                                                                    ====================

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                    -----------------------
                                                                      JUN 28,      JUN 29,
                                                                       1998         1997
                                                                    -----------------------
OPERATING ACTIVITIES:
  Net loss                                                             $(1,637)    $  (527)
  Adjustments to reconcile net loss to net cash used in operations:
  Depreciation and amortization                                            106         521
  Accounts receivable                                                       67        (811)
  Installment receivables                                                    0         244
  Inventory                                                                  0          18
  Other assets                                                             (89)         26
  Accounts payable, accrued expenses, deferred income and
  income taxes                                                            (700)     (3,081)
                                                                      --------    --------
  Net cash flows used in operating activities                           (2,253)     (3,610)

INVESTING ACTIVITIES:
  Purchases of property and equipment (net)                                (26)        (35)
  Change in cash held in escrow                                            549         (10)
                                                                      --------    --------
  Net cash flows from (used in) investing activities                       523         (45)

FINANCING ACTIVITIES:
  Repayments of debt                                                        (4)          0
  Stock options/restricted stock activity (net)                             29           0
                                                                      --------    --------
  Net cash flows from (used in) financing activities                        25           0
                                                                      --------    --------

Net decrease in cash and cash equivalents                               (1,705)     (3,655)
Beginning cash and cash equivalents                                     11,111      13,865
                                                                      --------    --------
Ending cash and cash equivalents                                       $ 9,406     $10,210
                                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                               $    19     $     7
  Cash paid for income taxes                                                 8          19

See accompanying Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1. MANAGEMENT REPRESENTATION AND NAME CHANGE

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on form 10-K for the year ended March 29, 1998.

Note also that the Company changed its name from Apertus Technologies Incorporated to Carleton Corporation effective August 1, 1998. The Company's common stock continues to trade on NASDAQ but the symbol changed from APTS to CARL.

2. DISCONTINUED OPERATIONS

The operating results of the Internet Solutions Division for the quarter ended June 29, 1997 have been reflected as discontinued operations in the Consolidated Statement of Operations. The Internet Solutions Division had been sold to Computer Network Technology Corporation in October 1997 as previously reported by the Company in Form 10-Q's and in Form 10-K for the year ended March 28, 1998.

3. PRO FORMA RESULTS

The Company had acquired a Massachusetts corporation then also known as "Carleton Corporation" in October 1997. The transaction was accounted for under the purchase method of accounting and the operating results of the former "Carleton Corporation" has been included with the consolidated results subsequent to the acquisition.

Pro forma consolidated results of continuing operations for the three months ended June 29, 1997 as if "Carleton Corporation" had been acquired at the beginning of fiscal 1997 are:

             Revenues                             $   969
             Net loss                              (2,134)
             Net loss per share                      (.13)

4. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common stock shares outstanding during the applicable period. There is no impact to the calculation of the net loss per share resulting from adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; inability to attract and retain key personnel resources; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; risks associated with single sources of supply for certain components used in the Company's products; and changes in interest rates. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99 to this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated balance sheet at June 28, 1998, shows net working capital of $6,707 including cash and cash equivalents of $9,406. The Company currently anticipates minimal capital expenditures in the near future. These expenditures will be primarily for computers for any new hires. The Company believes the cash position will be adequate to support its anticipated short-term operating losses, make capital investments and fund working capital needs into fiscal 1999-2000. The Company currently does not have any outside credit arrangement other than the $1 million note that is secured by investments. The Company will need to achieve profitability and generate positive cash flow in fiscal 1999-2000 and beyond to meet its expected future operating and capital cash needs.

RESULTS OF OPERATIONS

The consolidated statements of operations reflect the effect of the discontinued operations (see Note 2 to the financial statements) by restating the quarter ended June 29, 1997 and showing the operations of the Internet Solutions Division as a single line item.

The consolidated statement of operations for the quarter ended June 28, 1998 includes the results of the former "Carleton Corporation" which was acquired by the Company in October 1997 (see Note 3 to the financial statements).

Revenues for the three months ended June 28, 1998 reflect a significant increase over the historical revenues from the same period in the prior year and reflect an increase of more than 36% over the pro forma revenues from the same period in the prior year. However, the revenues were below the Company's expectations and resulted in an operating loss that was higher than planned. The costs and expenses were lower than planned due to lower headcount than anticipated and lower marketing expenses. The increased costs compared to the historical level of similar costs in the prior year are explained primarily from the additional costs in adding the former "Carleton Corporation" infrastructure. The Company expects its revenues to increase in the coming quarters so that the losses become smaller until the Company again achieves profitability. The Company plans to continue to invest in development and engineering to make product enhancements for increased funcitonality and to address ease of use concerns. Additional investment will also be made in expanding business partner relationships, implementing marketing programs and increasing market image and awareness.

During the current quarter, the Company made strong progress as a newly created data warehousing company. Although revenues were below expectations, the Company did: win new license business, expanded its business partner base, continued providing quality implementation services on significant projects of its customers, established reference accounts, improved product performance through increased functionality and features, and increased its marketing promotion. The focus going forward will be to continue to improve its products and to build sales momentum through expanding its sales force, broadening business partner alliance programs and continued marketing promotion.


Year 2000

The Year 2000 effect is not expected to have a material impact on the Company. The various software packages that the Company uses to process its internal records and to support its operations are obtained from outside vendors. These vendors have communicated that the packages are either already Year 2000 compliant or that Year 2000 modifications will be made available under maintenance contracts. The Company believes it will be able to address any Year 2000 concerns without any significant spending requirements.

Almost all new business opportunities inquire about the Company's products being Year 2000 compliant. The Company believes that the products it sells are Year 2000 compliant. The Company continues with on-going internal testing to verify that its software products are Year 2000 compliant. The testing of Enterprise/Integrator has been successfully completed and the testing of Passport will be completed shortly. The Company will then be in a position to certify that, based upon such testing, its products are Year 2000 compliant.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company has filed its Answer and Counterclaim relating to the complaint filed by Case Associates, NV and Carleton Europe, NV noted in the Company's Annual Report on Form 10-K for the year ended March 29, 1998. The Company has reviewed the initial claims and believes they are without merit. The Company plans to vigorously defend itself against any claims made and to pursue its counterclaims.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of shareholders was held on July 23, 1998. Two Class Three directors, Robert W. Fischer and Michael Dexter-Smith were elected receiving 14,515,639 (87%) and 15,084,361 (90%) votes for, respectively, with 13% and 10% against, abstaining, or withholding authority, respectively. The second matter was approval of an amendment to the Company's Articles of Incorporation to provide for a change in the Company's name from "Apertus Technologies Incorporated" to "Carleton Corporation." The amendment was approved with 15,159,769 for and 122,910 against and 8% abstaining or withholding authority. The third matter was the ratification of the Board of Directors appointment of Ernst and Young as the Company's independent auditors for the current fiscal year. The proposal was approved with 15,225,652 for and 63,598 against and 8% abstaining or withholding authority.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10  Industrial Lease between Bren Associates LLC and
                         Apertus Technologies Incorporated dated June 23, 1998.

             Exhibit 99  Cautionary Statement

         (b) No reports on Form 8-K have been filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CARLETON CORPORATION

Date:  August 7, 1998            By  /s/  Steven Thimjon
                                 ------------------------------
                                 Steven Thimjon
                                 Vice President and Chief Financial Officer