Form 10-Q
period 1998-09-27
APERTUS TECHNOLOGIES INC
filed 1998-11-10
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________to ______________

Commission file number 012378
                       ------

                              CARLETON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                      41-1349953
-------------------------------       -----------------------------------------
(State or other jurisdiction of       (I. R. S. Employer Identification Number)
incorporation or organization)

        10729 Bren Road East, Minnetonka, Minnesota            55343
        -------------------------------------------            -----
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (612) 238-4000
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 par value                        3,343,266
----------------------------           --------------------------------------
         Class                         Shares outstanding on October 31, 1998

Part  I.  FINANCIAL INFORMATION

          ITEM  1. FINANCIAL STATEMENTS

          Consolidated Statement of Operations - Three and Six Months
          Ended September 27, 1998 and September 28, 1997...............  1

          Consolidated Balance Sheets - September 27, 1998 and
          March 29, 1998................................................  2

          Consolidated Statements of Cash Flows - Six Months Ended
          September 27, 1998 and September 28, 1997.....................  3

          Notes to Financial Statements.................................  4

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources...............................  5

          Results of Operations.........................................  5

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS....................................  7

          ITEM 2.  CHANGES IN SECURITIES................................  7

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................  7

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS.....................................  7

          ITEM 5.  OTHER INFORMATION....................................  7

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................  7

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)


                                                       Three Months Ended     Six Months Ended
                                                      ---------------------  ------------------
                                                      Sept 27,     Sept 28,  Sept 27,  Sept 28,
                                                        1998        1997      1998      1997
                                                      -----------------------------------------
Revenues
   Sales                                              $   513    $   433    $ 1,428    $   624
   Maintenance and Other                                  499        103        906        191
                                                      -------    -------    -------    -------
   Total                                                1,012        536      2,334        815

Costs and Expenses
   Cost of revenues                                       671        418      1,297        857
   Research, development and engineering                  942        492      1,903        981
   Selling, general and administrative                  1,487        977      2,995      1,908
                                                      -------    -------    -------    -------
   Total                                                3,100      1,887      6,195      3,746
                                                      -------    -------    -------    -------
Loss from operations                                   (2,088)    (1,351)    (3,861)    (2,931)

Investment income                                         108        109        260        236
Interest expense and other                                (15)       (37)       (31)       (34)
                                                      -------    -------    -------    -------

Loss from continuing operations before income taxes    (1,995)    (1,279)    (3,632)    (2,729)
Income taxes                                                0          3          0          5
                                                      -------    -------    -------    -------
Net loss from continuing operations                    (1,995)    (1,282)    (3,632)    (2,734)

Discontinued operations:
   Income from operations of discontinued
     Internet Solutions Division                            0        303          0      1,228
                                                      -------    -------    -------    -------

Net Loss                                              $(1,995)   $(  979)   $(3,632)   $(1,506)
                                                      =======    =======    =======    =======

Income (Loss) per Share:
   Continuing Operations                              $( 0.60)   $( 0.45)   $( 1.09)   $( 0.96)
   Discontinued Operations                               0.00       0.11       0.00       0.43
                                                      -------    -------    -------    -------
   Total                                              $( 0.60)   $( 0.34)   $( 1.09)   $( 0.53)
                                                      =======    =======    =======    =======

Weighted Average Shares Outstanding                     3,343      2,846      3,333      2,839
                                                      =======    =======    =======    =======

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                                                    (Unaudited)
                                                                    September 27, March 29,
                                                                       1998         1998
                                                                    -----------------------
ASSETS
Current Assets
   Cash and cash equivalents                                         $  7,764    $ 11,111
   Cash in escrow                                                          61         730
   Accounts receivable - net                                              628       1,517
   Other                                                                  150          76
                                                                     --------    --------
   Total current assets                                                 8,603      13,434

Property and equipment                                                  4,313       4,649
Accumulated depreciation                                               (3,080)     (3,256)
                                                                     --------    --------
Property and equipment - net                                            1,233       1,393
                                                                     --------    --------

                                                                     $  9,836    $ 14,827
                                                                     ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                  $    366    $    319
   Accrued expenses                                                     1,816       3,067
   Deferred revenue                                                       695         809
   Note payable                                                         1,000       1,000
                                                                     --------    --------
   Total current liabilities                                            3,877       5,195

Long-term Notes Payable                                                   506         602

Shareholders' Equity
   Common stock - authorized, 6,000,000 shares at $.25 par value;
   issued and outstanding at September 27, 1998 - 3,343,266 shares
   March 29, 1998 - 3,305,363 shares                                      836         826
   Additional paid-in capital                                          62,768      62,723
   Retained deficit                                                   (58,151)    (54,519)
                                                                     --------    --------
   Total shareholders' equity                                           5,453       9,030
                                                                     --------    --------

Total                                                                $  9,836    $ 14,827
                                                                     ========    ========


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                                          Six Months Ended
                                                                       ---------------------
                                                                        Sept 27,   Sept 28,
                                                                          1998       1997
                                                                       ---------------------
Operating Activities:
   Net loss                                                            $( 3,632)   $( 1,506)
   Adjustments to reconcile net loss to net cash used in operations:
   Depreciation and amortization                                            221       1,070
   Accounts receivable                                                      889         892
   Installment receivables                                                    0         272
   Inventory                                                                  0          20
   Other assets                                                             (74)         13
   Accounts payable, accrued expenses and deferred revenue               (1,318)     (4,514)
                                                                       --------    --------
   Net cash flows used in operating activities                           (3,914)     (3,753)

Investing Activities:
   Purchases of property and equipment (net)                                (61)        (47)
   Change in cash held in escrow                                            669         (20)
                                                                       --------    --------
   Net cash flows from (used in) investing activities                       608         (67)

Financing Activities:
   Repayments of debt                                                       (96)          0
   Stock options/restricted stock activity (net)                             55         157
                                                                       --------    --------
   Net cash flows from (used in) financing activities                       (41)        157
                                                                       --------    --------

Net decrease in cash and cash equivalents                                (3,347)     (3,663)
Beginning cash and cash equivalents                                      11,111      13,865
                                                                       --------    --------
Ending cash and cash equivalents                                       $  7,764    $ 10,202
                                                                       ========    ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $     39    $     26
   Cash paid for income taxes                                                 9          32

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

The Company changed its name from Apertus Technologies Incorporated to Carleton Corporation effective August 1, 1998. The Company's common stock continues to trade on NASDAQ but the symbol changed from "APTS" to "CARL".

2. REVERSE STOCK SPLIT

The Company underwent a one-for-five reverse stock split effective with the close of business on September 15, 1998. The reverse split was undertaken to remain in compliance with NASDAQ's requirements for continued listing on the National Market. All prior year comparative information has been adjusted to give effect to the reverse stock split. The Company's trading symbol was changed to "CARLD" for 20 trading days after the split. On October 14, 1998, the symbol reverted back to "CARL".

3. DISCONTINUED OPERATIONS

The operating results of the Internet Solutions Division for the three and six months ended September 28, 1997 have been reflected as discontinued operations in the Consolidated Statement of Operations. The Internet Solutions Division was sold to Computer Network Technology Corporation in October 1997 as previously reported by the Company in Form 10-Q's and in Form 10-K for the year ended March 28, 1998.

4. PRO FORMA RESULTS

The Company acquired a Massachusetts corporation then also known as "Carleton Corporation" in October 1997. The transaction was accounted for under the purchase method of accounting and the operating results of the former "Carleton Corporation" has been included with the consolidated results subsequent to the acquisition.

Pro forma consolidated results of continuing operations for the three and six months ended September 28, 1997 as if "Carleton Corporation" had been acquired at the beginning of fiscal 1997 are:

                                  Three Months         Six Months
                                  ------------         ----------
       Revenues                     $ 1,559             $ 2,527
       Net loss                      (1,924)             (4,058)
       Net loss per share              (.59)              (1.24)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: market acceptance risk and decreased demand for the Company's products; heightened competition; risk of technological obsolescence of the Company's products; failure to obtain new customers or retain existing customers; problems with software programs; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; inability to resolve Year 2000 issues; integration of operations concerns; inability to attract and retain key personnel resources; risks associated with single sources of supply for certain components used in the Company's products; longer sales cycles; inability to manage cost structure; inability to manage cost structure inability to carry out sales and marketing plans and changes in interest rates. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as
Exhibit 99 to this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated balance sheet at September 27, 1998, shows net working capital of $4,725 including cash and cash equivalents of $7,764. The Company currently anticipates minimal capital expenditures in the near future. These expenditures will be primarily for the purchase of computers for any new hires. The Company believes the cash position will be adequate to support its anticipated short-term operating losses, make capital investments and fund working capital needs into fiscal 1999-2000. The Company currently does not have any outside credit arrangements other than a $1 million note that is secured by investments. The Company will need to achieve profitability and generate positive cash flow in fiscal 1999-2000 and beyond to meet its expected future operating and capital cash needs.

RESULTS OF OPERATIONS

The consolidated statements of operations reflect discontinued operations (see
Note 3 to the financial statements) by showing the operating results of the Internet Solutions Division as a single line item.

The consolidated statements of operations for the three and six months ended September 27, 1998 include the results of the former "Carleton Corporation" which was acquired by the Company in October 1997 (see Note 3 to the financial statements).

Revenues for the three months ended September 27, 1998 reflect a significant increase over the historical revenues from the same period in the prior year but reflect a decrease of $293 from the pro forma revenues for the same period in the prior year. Note that the prior year pro forma revenues included approximately $170 of funded development and $437 more in license revenue. The revenues were below the Company's expectations (due primarily to lower license revenues) and resulted in an operating loss that was higher than planned. The costs and expenses were lower than planned due to lower headcount and lower sales and professional services expenses that more than offset increased marketing costs relating to advertising. The increased costs compared to the historical level of similar costs in the prior year resulted primarily from the additional costs of adding the former "Carleton Corporation" infrastructure. The Company expects its revenues to increase in the coming quarters so that the losses become smaller until the Company again achieves profitability. The Company plans to continue to invest in development and engineering to make product enhancements to increase functionality, product integration and to address ease of use issues. Additional investment will also be made in expanding business partner relationships, implementing marketing programs and increasing market image and awareness of the Company's Pure View suite of products.

During the current quarter, the Company continued to make progress as an early stage company. Although revenues were below expectations, the Company accomplished the following: expand its business partner base, continue to provide quality implementation services on significant projects for its customers, establish reference accounts, improve product performance through increased functionality and features, and increase its marketing promotion and clarify its market position. The focus going forward will be to continue to improve its products and to build sales momentum through its sales force, broaden business partner alliance programs and continue to increase marketing promotion and awareness. The Company is focused on becoming the market leader for customer data repositories.

YEAR 2000

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. The various software packages that the Company uses for internal processing and to support its operations are obtained from outside vendors. These software packages are Year 2000 compliant or are expected to be Year 2000 compliant in the near future and made available to the Company under maintenance contracts. The Company is also assessing Year 2000 compliance issues with companies with which it has third party outsourcing relationships, such as banks, insurance companies, payroll processors and telecommunications providers.

The Company believes that the products it sells are Year 2000 compliant. The Company has developed a comprehensive suite of Year 2000 tests and continues with its internal testing against those tests. The Company currently does not anticipate significant problems in achieving Year 2000 compliance with respect to the products being tested and hopes to have its testing completed by December 31, 1998. The products being tested for compliance include PASSPORT 5.1 release CAL215, PASSPORT 5.7 and PURE INTEGRATE (formerly Enterprise Integrator). Any releases newer than the above releases and any new products will also be Year 2000 compliant. Customers on older generation products will be upgraded.

Based on the its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. The Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company met with representatives of Case Associates, NV and Carleton Europe, NV on July 29 and 30, 1998 but was unable to reach any settlement agreement. The Company continues to vigorously defend itself against the claims made and to pursue its counterclaims. The Company filed a Petition for Descriptive Relief in Belgium and was able to seize the intellectual property being used by Carleton Europe after distribution rights were canceled by the Company. The litigation will continue in the United States and Europe with the discovery period set to begin in the near future. Costs incurred by the Company that relate to addressing any Carleton Europe issues can be offset against the notes payable to the former Carleton Corporation shareholders. See additional information contained in Form 10-Q for the quarter ended June 28, 1998.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Previously reported. See Form 10-Q for the quarter ended June 28,
          1998.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 99    Cautionary Statement

          (b) No reports on Form 8-K have been filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CARLETON CORPORATION

Date:  November 10, 1998           By /s/ Steven Thimjon
                                      -------------------
                                      Steven Thimjon
                                      Vice President and Chief Financial Officer