Form 10-Q
period 1998-12-27
CARLETON CORP
filed 1999-02-08
CIK 351139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to ______________

Commission file number 012378

                              CARLETON CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-1349953
            ---------                                  ----------
   (State or other jurisdiction of                 (I. R. S. Employer
   incorporation or organization)                 Identification Number)


                10729 Bren Road East, Minnetonka, Minnesota 55343
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.25 par value                        3,343,266
  ----------------------------       --------------------------------------
          Class                      Shares outstanding on January 29, 1999

Part  I.  FINANCIAL INFORMATION

     Item  1.   Financial Statements

     Consolidated Statement of Operations - Three and Nine Months
      Ended December 27, 1998 and December 28, 1997...................  3

     Consolidated Balance Sheets - December 27, 1998 and
     March 29, 1998...................................................  4

     Consolidated Statements of Cash Flows - Nine Months Ended
      December 27, 1998 and December 28, 1997.........................  5

     Notes to Financial Statements....................................  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     Liquidity and Capital Resources..................................  8

     Results of Operations............................................  8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................... 12

     Item 2.  Changes in Securities................................... 12

     Item 3.  Defaults Upon Senior Securities......................... 12

     Item 4.  Submission of Matters to a Vote of
              Security Holders........................................ 12

     Item 5.  Other Information....................................... 12

     Item 6.  Exhibits and Reports on Form 8-K........................ 13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)


                                                        Three Months Ended          Nine Months Ended
                                                        ---------------------------------------------
                                                          Dec 27,   Dec 28,       Dec 27,    Dec 28,
                                                           1998      1997          1998        1997
                                                        ---------------------------------------------
Revenues
       Licenses                                            $  475    $  225       $1,051     $   372
       Professional services                                  486       293        1,338         770
       Maintenance and other                                  440       252        1,346         443
                                                        ---------------------------------------------
       Total                                                1,401       770        3,735       1,585

Costs and Expenses
       Cost of revenues                                       682       652        1,979       1,509
       Research, development and engineering                  936       585        2,839       1,566
       Selling, general and administrative                  1,335     1,559        4,330       3,467
       Other charges                                                 10,379                   10,379
                                                        ---------------------------------------------
       Total                                                2,953    13,175        9,148      16,921
                                                        ---------------------------------------------
Loss from operations                                       (1,552)  (12,405)      (5,413)    (15,336)

Investment income                                              80       167          340         403
Interest expense and other                                    (17)      (12)         (48)        (46)
                                                        ---------------------------------------------

Loss from continuing operations before income taxes        (1,489)  (12,250)      (5,121)    (14,979)
Income taxes                                                    0         5            0          10
                                                        ---------------------------------------------
Net loss from continuing operations                        (1,489)  (12,255)      (5,121)    (14,989)

Discontinued operations:
       Income from operations of discontinued
          Internet Solutions Division                           0      (622)           0         606
       Gain on disposal of Internet Solutions Division        185     4,162          185       4,162
                                                        ---------------------------------------------
                                                              185     3,540          185       4,768
                                                        ---------------------------------------------

Net Loss                                                  ($1,304)  ($8,715)     ($4,936)   ($10,221)
                                                        =============================================

Income (Loss) per Share:
          Continuing Operations                            ($0.45)   ($3.87)      ($1.54)     ($5.08)
          Discontinued Operations                            0.06      1.12         0.06        1.62
                                                        ---------------------------------------------
          Total                                            ($0.39)   ($2.75)      ($1.48)     ($3.47)
                                                        =============================================

Weighted Average Shares Outstanding                         3,343     3,165        3,336       2,948
                                                        =============================================


See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
                                                        (Unaudited)
                                                        December 27,  March 29,
                                                            1998        1998
                                                        ------------------------
ASSETS

Current Assets
      Cash and cash equivalents                            $5,489       $11,111
      Cash in escrow                                           64           730
      Accounts receivable - net                             1,272         1,517
      Other                                                   204            76
                                                        ------------------------
      Total current assets                                  7,029        13,434

Property and equipment                                      2,669         4,649
Accumulated depreciation                                   (1,758)       (3,256)
                                                        ------------------------
Property and equipment - net                                  911         1,393

Capitalized software                                           60             0
                                                        ------------------------

Total Assets                                               $8,000       $14,827
                                                        ========================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                     $  158       $   319
      Accrued compensation and benefits                       762           537
      Other accrued expenses                                  684         2,530
      Deferred revenue                                        783           809
      Note payable                                          1,000         1,000
                                                        ------------------------
      Total current liabilities                             3,387         5,195

Long-term Notes Payable                                       464           602

Shareholders' Equity
      Common stock - authorized, 6,000,000 shares
         at $.25 par value;  issued and outstanding at
           December 27, 1998 - 3,343,266 shares
           March 29, 1998 - 3,305,363 shares                  836           826
      Additional paid-in capital                           62,768        62,723
      Retained deficit                                    (59,455)      (54,519)
                                                        ------------------------
      Total shareholders' equity                            4,149         9,030
                                                        ------------------------

Total Liabilities and Shareholders' Equity                 $8,000       $14,827
                                                        ========================

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                                            Nine Months Ended
                                                                         -----------------------
                                                                           Dec 27,      Dec 28,
                                                                           1998          1997
                                                                         -----------------------
Operating Activities:
      Net loss                                                           ($4,936)      ($10,221)
      Adjustments to reconcile net loss to net cash used in operations:
      Gain on disposal of Internet Solutions Division                       (185)        (4,162)
      Other charges                                                            0         10,379
      Depreciation and amortization                                          321          1,400
      Accounts receivable                                                    245          1,458
      Installment receivables                                                  0            170
      Inventory                                                                0           (128)
      Other assets                                                          (128)             7
      Accounts payable, accrued compensation and benefits,
         other accrued expenses and deferred revenue                      (1,363)        (6,046)
                                                                         -----------------------
      Net cash flows used in operating activities                         (6,046)        (7,143)

Investing Activities:
      Purchases of property and equipment (net)                              (99)          (114)
      Capitalized software                                                   (60)             0
      Change in cash held in escrow                                          666             (8)
      Cash from acquired company (net)                                         0             68
      Cash from disposal of Internet Solutions Division (net)                  0         10,712
                                                                         -----------------------
      Net cash flows from (used in) investing activities                     507         10,658

Financing Activities:
      Repayments of debt                                                    (138)        (2,750)
      Stock options/restricted stock activity (net)                           55            208
                                                                         -----------------------
      Net cash flows from (used in) financing activities                     (83)        (2,542)
                                                                         -----------------------

Net decrease in cash and cash equivalents                                 (5,622)           973
Beginning cash and cash equivalents                                       11,111         13,865
                                                                         -----------------------
Ending cash and cash equivalents                                          $5,489        $14,838
                                                                         =======================

Supplemental disclosures of cash flow information:
      Cash paid for interest                                                 $57            $52
      Cash paid for income taxes                                              94            102


In the third quarter of the current fiscal year, the Company wrote down net property and equipment by $260 against a reserve included in accrued expenses

See accompanying Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

The Company changed its name from Apertus Technologies Incorporated to Carleton Corporation effective August 1, 1998 (See Note 4). The Company's common stock continues to trade on NASDAQ, but the symbol changed from "APTS" to "CARL".

2. REVERSE STOCK SPLIT

The Company conducted a one-for-five reverse stock split effective with the close of business on September 15, 1998. All prior year comparative information has been adjusted to give effect to the reverse stock split. The Company's trading symbol was changed to "CARLD" for 20 trading days after the split. On October 14, 1998, the symbol reverted back to "CARL".

3. DISCONTINUED OPERATIONS

The operating results of the Internet Solutions Division for the three and nine months ended December 28, 1997 have been reflected as discontinued operations in the Consolidated Statement of Operations. The Internet Solutions Division was sold to Computer Network Technology Corporation in October 1997 as previously reported by the Company. In the third quarter ended December 28, 1997, the Company recognized a gain of $4,162 on disposal of the Internet Solutions Division. In the third quarter ended December 27, 1998, the Company recognized an additional gain of $185 on disposal of the Internet Solutions Division to give recognition to revisions to estimates made in the previous year in recording the original sale.

4. PRO FORMA RESULTS

The Company acquired a Massachusetts corporation then also known as "Carleton Corporation" in October 1997. The transaction was accounted for under the purchase method of accounting, and the operating results of the former "Carleton Corporation" have been included with the consolidated results subsequent to the acquisition.

Pro forma consolidated results of continuing operations for the three and nine months ended December 27, 1997 as if "Carleton Corporation" had been acquired at the beginning of fiscal 1997 are:

                                        Three Months         Nine Months
                                        ------------         -----------
        Revenues                           $    862           $  3,389
        Net loss                             (2,372)            (6,430)
        Net loss per share                     (.72)             (1.96)

5. NET LOSS PER SHARE

Net loss per share was computed using the weighted average number of common stock shares outstanding during the applicable period. There was no impact on the calculation of the net loss per share resulting from adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

6. ACCOUNTING POLICY ADOPTION

The Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition," in its current fiscal year beginning March 30, 1998.

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

Liquidity and Capital Resources

At December 27, 1998, the Company had net working capital of $3,642 and cash and cash equivalents of $5,489. The Company currently anticipates minimal capital expenditures in the near future. These expenditures will be primarily for the purchase of computers for any new hires. The Company believes the cash position will be adequate to support its anticipated short-term operating losses, make capital investments and fund working capital needs into early fiscal 1999-2000. The Company currently does not have any outside credit arrangements other than a $1 million note that is secured by investments. The Credit Agreement for the note has a maturity date of October 31, 1999. The Company will need to achieve profitability and generate positive cash flow in fiscal 1999-2000 and beyond to meet its expected future operating and capital cash needs. The Company has also begun to investigate possible additional debt and/or equity financing alternatives and to consider possible restructuring.

Results of Operations

The consolidated statements of operations reflect discontinued operations (see
Note 3 to the financial statements) by showing the operating results of the Internet Solutions Division as a single line item.

The consolidated statements of operations for the three and nine months ended December 27, 1998 include the results of the former "Carleton Corporation" which was acquired by the Company in October 1997 (see Note 4 to the financial statements).

Three Months Ended December 27, 1998

Revenues for the three months ended December 27, 1998 were $1,401, which was $631 higher than the $770 of historical revenues for the same period in the prior year. The higher revenues included increases of $250 in license revenues, $193 in professional services revenues and $188 in maintenance and other revenues. Although the revenues were significantly higher than the historical revenues, expenses exceeded revenues and resulted in an operating loss that reflects the early stage investment mode of the Company. The Company will need to continue to grow its base of license revenues in the future to achieve its license revenue goals and to increase the customer base for its professional services. The Company expects its revenues to continue to increase in the upcoming quarters so that the net losses become smaller until the Company achieves profitability. There can be no assurance, however, that the Company will achieve profitability. See the Cautionary Statement filed as Exhibit 99 to this Quarterly Report on Form 10-Q.

The total costs and expenses for the three months ended December 27, 1998 were $2,953, which was $157 higher than the historical costs and expenses for the same period in the prior year if the other charges of $10,379 are excluded. The $30 net increase in cost of revenues includes a $172 reduction in software amortization costs, a $40 increase in royalties due to third parties, and a $162 increase primarily related to the costs of professional services. The increased costs of professional services included the added costs from the "Carleton Corporation" professional services group (including an allocation of the facilities costs of the Billerica location) of approximately $127 and an increase of $35 related to the costs of the professional services group in Minnetonka. The $351 increase in research, development and engineering expenses was due to the added costs of the "Carleton Corporation" research, development and engineering group (including an allocation of the facilities costs of the Billerica location) of approximately $356, including some outside contracting work, and an increase of $55 in the costs of the similar group in Minnetonka. These increased costs were offset somewhat by $60 of capitalized software relating to the Pure Extract product. The $224 decrease in selling, general and administrative expenses was primarily due to lower general and administrative expenses and a lower facilities allocation, which more than offset increased marketing and business development costs.

The Company plans to continue its development and engineering efforts to make product enhancements to increase functionality and product integration and to address ease of use issues. The Company will also focus efforts on expanding business partner relationships, implementing targeted marketing programs and increasing market image and awareness of the Company's Pure View suite of products.

During the three months ended December 27, 1998 the Company continued to make progress. The Company accomplished the following: expanded its direct customer and business partner base, continued to provide quality implementation services on significant projects for its customers, released its new Pure Extract product, introduced its new OEM Pure Dimension product, launched its new Pure View product suite, established reference accounts, and increased its marketing promotion and clarified its market position. The focus going forward will be to continue to improve the Company's products, build sales momentum through its sales force, broaden business partner alliance programs and continue to refine its marketing message. The Company has also recently announced its distribution agreement with Carleton Corporation, Pty. Ltd., an established data warehousing products and services organization headquartered in Sydney, Australia. This agreement is the first step in expanding outside the North American market.

Nine Months Ended December 27, 1998

Revenues for the nine months ended December 27, 1998 were $3,735, which was $2,150 higher than the $1,585 of historical revenues for the same period in the prior year. The higher revenues included increases of $679 in license revenues, $568 in professional services revenues and $903 in maintenance and other revenues. Although the revenues were significantly higher than the historical revenues, they were below the Company's expectations (due primarily to lower license and professional services revenues), and the shortfall contributed to an operating loss that was higher than planned for the nine months ended December 27, 1998. The Company needs to grow its base of license customers and increase the customer base for its professional services in order to achieve the revenue goals needed to support the Company's costs and expenses.

The total costs and expenses for the nine months ended December 27, 1998 were $9,148, which was $2,606 higher than the historical costs and expenses for the same period in the prior year. The $470 increase in the cost of revenues includes a $515 reduction in software amortization costs, a $40 increase in royalties due third parties, and a $945 increase primarily related to the costs of professional services. The increased costs of professional services included the added costs from the "Carleton Corporation" professional services group (including an allocation of the facilities costs of the Billerica location) of approximately $737 and an increase of $208 related to the costs of the professional services group in Minnetonka. The $1,273 increase in research, development and engineering expenses was primarily due to the added costs of the "Carleton Corporation" research, development and engineering group (including an allocation of the facilities costs of the Billerica location) of approximately $1,566, including some outside contracting work, which was partially offset by lower costs of the similar group in Minnetonka and $60 of capitalized software relating to the Pure Extract product. The $863 increase in selling, general and administrative expenses was primarily due to the added costs of the "Carleton Corporation" sales group of approximately $380 and increased marketing and business development costs of $800 which was partially offset by lower general and administrative expenses and facilities charges.

The Company needs to continue its development and engineering efforts in order to continue to make product enhancements that will increase functionality, improve product integration and address ease of use issues. There can be no assurance that the Company will be able to grow the revenues quickly enough to cover the costs and expenses being incurred.

For the nine months ended December 27, 1998, the Company used $5,622 of cash and cash equivalents primarily to fund its operating loss and to pay down its liabilities. Although the Company has $5,489 in cash and cash equivalents at December 27, 1998, the Company has begun to investigate possible additional debt and/or equity financing alternatives and to consider possible restructuring alternatives.

Year 2000

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. The various software packages that the Company uses for internal processing and to support its operations are obtained from outside vendors. These software packages are Year 2000 compliant or are expected to be Year 2000 compliant in the near future and made available to the Company under maintenance contracts. The Company is also assessing Year 2000 compliance issues with companies with which it has third party outsourcing relationships, such as banks, insurance companies, payroll processors and telecommunications providers. The Company's assessment of its Year 2000 risks includes not only its information technology systems but also any non-information technology systems whether they be internally developed or provided by an external party.

The Company has, and continues to, take significant actions to ensure Year 2000 compliance with customers' use of the Carleton family of data integration tools. The Company has developed a comprehensive suite of Year 2000 tests and has performed those tests against its products. The testing of Enterprise/Integrator 4.0, Passport 5.1 for the Mainframe, Passport 5.7 and Pure Dimension has been completed. The products meet Carleton's Year 2000 compliance requirements except for minor issues on Passport 5.1 release CAL215 (for which a patch is available) and Passport 5.7.00. Passport 5.1 release CAL216 and Passport 5.7.02 that fix all identified Year 2000 compliance issues will be available in February 1999. Although the Company believes its testing has been extensive and rigorous, in the event that unforeseen compliance issues arise, they will be corrected and delivered to customers as part of the support received by virtue of the customer's paid maintenance. Any releases newer than the above releases and any new products will also be Year 2000 compliant. Customers on older generation products will be upgraded.

Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. However, if certain third-party providers, such as providers of electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, the Company could experience a shutdown at its facilities. The Company is developing a contingency plan to provide for continued operations if such a disruption of service occurs. This contingency plan will also take into account the outcome of the Company's Year 2000 compliance testing and the results of surveying its major vendors. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its Year 2000 transition without any material effect on the Company's results of operations or financial condition.

The most reasonable likely worst case scenario of failure by the Company or its suppliers or customers to resolve Year 2000 problems could potentially be a temporary slowdown or cessation of operations at the Company's facilities and a temporary inability on the part of the Company to provide timely service to its customers. Delays in providing service could potentially affect billings to and payments from customers and could result in other liabilities. Customers' Year 2000 problems could result in delays in a willingness to purchase the Company's products that could significantly impact the Company's ability to generate revenues.

The total estimated cost for resolving the Company's Year 2000 issues is not expected to exceed $110,000, of which approximately $85,000 has been spent through December 27, 1998. This includes the cost of testing the Company's products for Year 2000 compliance and any costs relating to internal processing systems or vendor provided systems that may be incurred in getting such systems compliant. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company continues in its previously reported litigation in the United States and Belgium against Carleton Europe, NV and Case Associates, NV. The United States cases are Case Associates, NV v. Apertus Technologies, Inc., et al., Civ. Act. No. 97-66621, pending in the federal district court in Boston, Massachusetts, and Case Associates, NV et al. v. Carleton Software, Inc., et al., Civ. Act. No. 98-11026, pending in Middlesex County state court in Massachusetts. The Company continues to deny all liability, to defend itself vigorously against the claims made against it and to pursue its counterclaims. At present, those litigations are in the discovery phase. The previously reported proceeding in Belgium is also continuing. In this proceeding, captioned Carleton Corporation v. Case Associates, NV and Carleton Europe, NV, Petitions Registry No. 98/8073/B, which is pending in Brussels, the Company's seizure description order preventing Carleton Europe and Case Associates from marketing products incorporating the Company's PASSPORT software has been suspended pending a full hearing to be held on February 16, 1999 in Brussels. In addition, Carleton Europe, NV and Case Associates, NV have filed a separate proceeding against the Company in Belgium seeking a declaration challenging Carleton's copyright in its PASSPORT software or the graphical user interface the Company uses with its PASSPORT software, and seeking damages of up to $3 million. The Company denies these contentions and intends to defend itself vigorously against these claims. Costs incurred to date have been offset against the notes payable to the former Carleton shareholders. See additional information in the Form 10-Qs for the quarters ended June 28, 1998 and September 27, 1998.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Board of Directors, at its meeting in November 1998, canceled all outstanding options that had been issued under the Company's 1990 Long Term Incentive Plan and were held by current employees or directors. The Board also approved the granting of new options to replace those that were canceled. The new options have vesting periods of two to four years. The cancellation of existing options and the granting of new options were effective at the end of the business day on December 7, 1998. Outstanding options held by former employees and directors were not affected nor were those options that had been rolled over in conjunction with the acquisition of the former Carleton Corporation.

         The Company also recently accepted the resignation of Steven Thimjon as Vice President, Chief Financial Officer and Corporate Secretary. Mr. Thimjon submitted his resignation in December 1998 and left the Company at the end of January 1999.

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

                                         CARLETON CORPORATION

Date:  February 8, 1999                  By  /s/  Robert Gordon
                                             ------------------------
                                         Robert Gordon
                                         President and Chief Executive Officer


                                         By /s/ Scott Bruflodt
                                            ------------------------
                                         Scott Bruflodt
                                         Controller