Form 10-K405
period 1999-03-28
CARLETON CORP
filed 1999-07-13
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K405

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1999, or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from ______________ to ______________.

Commission file number:  0-12378
                         -------

                             CARLETON CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

              Minnesota                                    41-1349953
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

        10729 Bren Road East
          Minnetonka, Minnesota                               55343
    -------------------------------                       --------------
    (Address of principal executive                         (ZIP Code)
    offices)

Registrant's telephone number, including area code:   (612) 238-4000
Securities registered pursuant to Section 12(b) of
the Act:                                              None
Securities registered pursuant to Section 12(g) of
the Act:                                              Common Stock, par value
                                                      $.25 per share
                                                      Common Stock purchase
                                                      rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                No
                ---                  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K (X).

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 1999 was approximately $6,681,184 (based on the last sale price of $2.0469 per share as reported by The Nasdaq National Market).

As of July 2, 1999, 3,346,244 shares of the registrant's Common Stock, par value $.25 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-K incorporates by reference information from the registrant's Annual Report to Shareholders for the year ended March 28, 1999 (the "Annual Report to Shareholders"), copies of which were filed with the Commission on July 13, 1999. Part III of this Form 10-K incorporates by reference information from the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which is to be filed with the Commission on or before July 26, 1999.

Part I

Item 1. Business

Carleton Corporation (the "Company") delivers data integration software and services that enable large organizations to rapidly deploy business-critical applications, such as customer relationship management (CRM) systems, data warehouses, data marts and new packaged applications. Industry analysts estimate that the data preparation process--including data extraction, transformation, cleansing, integration, dimensioning and aggregating--represents as much as 60-80% of the deployment costs of a data warehouse. The Company's solutions provide unparalleled capability in automating these critical data preparation processes, resulting in faster application development, improved data quality, lower implementation costs, and reduced overall project risk. Our corporate tag line "Pure data Pure results" captures our expertise and focus on data integration along with our commitment to our customer's success.

The Company, a Minnesota corporation, was incorporated in March 1979. As used herein, the "Company" and "Carleton" refer to Carleton Corporation together with its wholly owned subsidiaries.

Market

Background

Leading organizations worldwide are focused on improving their relationships with customers as a means to differentiate from their competitors, increase customer loyalty, and increase profitability. A key element of these strategies are new CRM applications and related customer analytical applications that enable the organization to successfully integrate the customer-driven strategy into the day-to-day operations of the business.

A critical success factor for these applications is detailed knowledge of individual customers and their relationships with the organization. Unfortunately, customer data in most organizations is distributed across many diverse systems in many different forms. In fact, most organizations have no real knowledge of who their customers are at all. The success of the customer relationship management strategy depends on the ability to integrate these diverse sources into meaningful customer information.

Target Market

The Company's products are marketed to data-intensive Fortune 1000 companies that are building data warehouses or converting to new packaged applications. The companies have complex environments that require significant data re-engineering to create reliable and useable information for business analysis. Many of the Company's customers are in the insurance, manufacturing, financial and telecommunications marketplace.

The Company distributes its products primarily in North America through direct sales and channel partners, including value added resellers and systems integrators.

Products

The Company delivers data integration software and services that enable large organizations to rapidly deploy business-critical applications, such as customer relationship management systems (CRM), data warehouses, data marts and new packaged applications. The Company's products automate data preparation processes, resulting in faster application development, improved data quality and lower implementation costs. The Company previously developed and sold two major products: Passport and Enterprise Integrator. The Company recently announced its new Pure.View(TM) product suite, which includes the former Passport under the name Pure.Extract(TM) and the former Enterprise Integrator under the name Pure.Integrate(TM). The individual products included in the Pure.View(TM) product suite can be purchased as standalone products or in any combination that meets the customer's needs. A description of the Company's products is as follows:

 .    Pure.View(TM) - a comprehensive solution for active customer data management. It addresses the full range of data preparation needs for customer-centric data warehouses and CRM systems. Pure.View creates a clean,

 .    integrated view of customer data, distributes the data for decision-making, and synchronizes back to operational systems for closed-loop marketing.

 .    Pure.Extract(TM) - easy-to-use, high performance native database extraction tool used to prepare data for business-critical applications. It simplifies extracting data from a broad range of mainframe corporate databases and speeds the data extraction process for high volumes of operational data.

 .    Pure.Integrate(TM) - an advanced transformation and cleansing tool that enables data warehouse developers to create integrated views of important business information, such as customers, products and suppliers, from disparate data sources. Its unique strengths include sophisticated matching and consolidation, powerful data cleansing, and intelligent incremental updates to the data warehouse.

 .    Pure.Name Pure.Address(TM) Customer Data Quality Option for Pure.Integrate
     - advanced name and address cleansing, which improves the accuracy and business value of customer data. With the Pure.Name Pure.Address option, Pure.Integrate provides a cost-effective and comprehensive solution for creating customer-centric data warehouses or data marts.

 .    Pure.Dimension(TM) - high performance tool that dramatically simplifies the dimensioning, aggregating and loading data into OLAP data marts. Pure.Dimension provides a scalable solution that covers all major OLAP tools, such as Information Advantage, MicroStrategy, Hyperion, and Oracle Express.

 .    Pure.Center(TM) - integrated scheduling and operations management framework to help customers manage the deployment and maintenance process.

The Company's products are meta data-driven in their architecture, which not only speeds the development process but also simplifies ongoing maintenance. Meta data is automatically captured in our meta data repository. This repository contains all the business, technical and operational information required for creating, maintaining and managing the data preparation process. The repository serves as the integration point between the Company's tools, resulting in increased developer productivity. In addition, the meta data can be exported to other leading third party tools.

In addition to the software products identified above, the Company provides professional and consulting services to its software licensees. These services include product training, on-site mentoring and full project management. The Company's professional and consulting services are usually contracted for separately, at, or shortly after, the initial software license agreement is executed. The engagements can be for as short a period of time as a few days in the case of product training to as long as twelve months or more for large, complex projects.

Marketing and Customers

The Company is focused on the CRM, data warehouse and application conversion markets. The Company distributes its technology and professional services through direct sales and channel partners primarily in North America. Most of the Company's employees are located at its two primary locations in Minneapolis, Minnesota and Billerica, Massachusetts, with some sales people located elsewhere in the United States and Canada. Given the Company's level of total sales revenue and the sales amount resulting from each direct licensing agreement, there are several customers with whom the Company did business resulting in more than 10% of the Company's revenues. For the fiscal year ended March 28, 1999, sales to one customer accounted for 22% of total revenues, and sales to a second customer accounted for 11% of total revenues. In the fiscal year ended March 29, 1998, one customer accounted for 20% of total revenues, and a second customer accounted for 14% of total revenues. In the fiscal year ended March 30, 1997, one customer accounted for 15%, a second customer for 13%, a third customer for 11% and a fourth customer for 10% of total revenues. The customer that accounted for 20% of total revenues in fiscal 1998 is the same customer that accounted for 13% of total revenues in fiscal 1997.

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


Year 2000 Compliance

Introduction

The Company relies heavily on sophisticated information technology ("IT") and non-information technology ("Non-IT") for its business operations. Additionally, the Company's products consist of sophisticated software products that interface directly with our customers' information technology systems. The Company's Year 2000 (Y2K) compliance issues are, therefore, broad and complex. The Company established a Y2K Committee in December 1998 to coordinate and support the Company's Y2K compliance effort.

The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software (including our software products), systems, technologies and applications are considered "business-critical" if a failure would have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its Y2K compliance effort is on schedule and believes that it will achieve Y2K compliance prior to January 1, 2000.

Carleton Corporation Software Products

The Company has, and continues to, take significant actions to ensure Y2K compliance with customers' use of the Carleton family of data integration tools. The Company has developed a comprehensive suite of Y2K tests and has performed those tests against its products. The testing of Enterprise Integrator 4.3.1, Passport 5.1 for the Mainframe, Passport 5.7.02 and Pure Dimension has been completed, and these products meet the Company's Y2K compliance requirements. For those customers with current support agreements, Enterprise Integrator 4.3.1 was shipped prior to March 28, 1999, Passport 5.7.02 was shipped by May 7, 1999 and Passport 5.1 release CAL216 was shipped by May 14, 1999.

Although the Company believes its Y2K testing has been extensive and rigorous, in the event that unforeseen compliance issues arise, they will be corrected and delivered to customers as part of the support agreements between the customer and the Company. The Company will also take steps to ensure that all releases subsequent to the above releases and all new products will also be Y2K compliant.

Internal Business-Critical Infrastructure and Applications Software

The Company's compliance efforts for all business-critical infrastructure and applications software ("IT Systems") are 95% complete as of March 28, 1999. The Company has inventoried all of its IT Systems. All of the Company's internal hardware systems are Y2K compliant as of March 28, 1999. The software packages that the Company uses for internal processing to support its operations and to support its on-going development efforts are obtained from outside vendors. These software packages are Y2K compliant and have been installed as of March 28, 1999 with the exceptions of the voice-mail software for both the Minnetonka and Billerica facilities, router software for the Company's network servers and the software used for payroll processing. The voice-mail software was installed at the end of April 1999 for the Billerica facility. The voice-mail software for our Minnetonka facility was installed in the middle of May 1999. The router software for our network servers and the payroll processing software were installed at the end of April 1999.

Interfaces with Material Third Parties

The Company is making concerted efforts to understand the Y2K status of third parties, including property owners of our leased office facilities, telecommunications vendors, utilities, banks, payroll processors and the trustee of the Company's 401(k) Investment and Savings Plan. The Y2K non-compliance of any of these third parties could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

The Company's vendor and product compliance program includes the following tasks: assessing vendor compliance status; tracking vendor compliance progress; addressing contract and lease language; developing contingency plans, including identifying alternate suppliers and assessing the availability of redundant or backup sources; and sending questionnaires. The Company is requesting assurances from its vendors and other third party suppliers that they are addressing Y2K issues and that the products and services purchased by the Company from these vendors and suppliers will function properly in the year 2000 and beyond. If third parties fail to respond to these questionnaires, the Company sends further mail or phone correspondence. Continued failure to respond to these questionnaires could lead to replacement of these vendors or other third party suppliers.

Costs to Address Y2K Compliance

The total estimated cost for resolving the Company's Y2K issues is not expected to exceed $110,000, of which approximately $85,000 has been spent through March 28, 1999. This includes the cost of testing the Company's products for Y2K compliance and costs relating to internal processing systems or vendor-provided systems that may be incurred in making such systems Y2K compliant. Estimates of Y2K costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Contingency Planning and Risks

The Company has begun developing contingency plans for Y2K non-compliance. These plans include identifying alternate suppliers, vendors, procedures, conducting staff training and developing communication plans. Any significant incremental costs associated with these plans will not become known until these plans are fully developed. The Company's standing Y2K Committee has been assigned the task of developing and coordinating the Y2K non-compliance contingency plan. The Company's goal is to complete the Y2K non-compliance contingency plan by September 30, 1999.

Based on its assessments to date, the Company does not believe that it will experience any material disruption of its internal information processing, interfacing with customers or processing of orders and billing due to Y2K non-compliance. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of certain of the Company's operations at individual facilities could occur for the duration of the disruption. The Company believes that the greatest Y2K exposure exists in the following areas: failure of the electric infrastructure and failure of the telecommunications (both voice and data) infrastructure. The Company is working closely with the property owners of the Company's leased facilities to assess the possibility of providing backup systems to provide power in the event of an electric infrastructure failure and with its major telecommunications vendors to provide alternate or redundant telecommunications availability in the event of a telecommunications infrastructure failure. A temporary slowdown or cessation of operations at one or more of the Company's facilities could result in delays in meeting customers' orders, the timing of billings to and receipt of payment from customers and could result in complaints, charges or claims. The Y2K non-compliance of customers could potentially delay the receipt of orders for the Company's products and also the timing of payments for products already delivered.

The Company believes that its Y2K program, including related contingency planning, should significantly lessen the possibility of significant interruptions of normal operations. While costs related to the Y2K non-compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company believes its Y2K compliance effort will enable the Company to manage its Y2K transition without any material effect on its business, financial condition or results of operations.

The most reasonably likely worst-case scenario of failure by the Company or its suppliers or customers to resolve Y2K issues could potentially be a temporary slowdown or cessation of operations at one or more of the Company's facilities and/or a temporary inability on the part of the Company to process orders in a timely manner and to deliver finished products to customers. Delays in meeting customers' orders could potentially affect the timing of billings to and payments received from customers and could result in complaints, charges or claims. Customers' Y2K issues could potentially also delay the receipt of orders for the Company's products and also the timing of payments to the Company for products already delivered

Competition

The Company's products compete with two categories of software companies: transformation tool vendors and customer data cleansing product vendors. The transformation tool competition includes Ardernt Software, Inc. and Informatica Corporation; these companies focus on building data warehouses and data marts and have few capabilities for the unique requirements of customer data management. There are a number of small vendors providing customer data cleansing products, many of which work primarily in mailing, including Harte-Hanks Communications, Inc. (Trillium division) and Group 1 Software, Inc. Another competitor to the Company's products is in-house development by companies trying to satisfy their needs without the assistance of third party tools. Many of these competitors have substantially greater capital resources, technical expertise, marketing experience, research and development staffs and facilities than the Company. As a result, there can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations or financial condition.

Service and Maintenance

The Company offers service and maintenance programs for all of its products, and customers generally choose to take advantage of these programs to provide coverage for software support and upgrades to new releases of software. The Company's products generally support industry standard network management standards and have extensive remote diagnostic capabilities.

Intellectual Property

The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other standard industry methods for protecting ownership of its proprietary software. There can be no assurance, however, that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary.

Employees

As of June 1, 1999, the Company employed 66 persons, including 26 in research, development and engineering, 18 in sales and marketing, 13 in professional services and 9 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of the Company:

Name                              Age    Position
------                            ---    --------
Robert D. Gordon................   50    Chairman of the Board, Chief Executive Officer, Chief Financial
                                         Officer, and President
Alexander F. Collier............   47    Corporate Vice President, Research and Development
David M. Haggerty...............   47    Corporate Vice President, Professional Services
Travis M. Richardson............   36    Corporate Vice President, Marketing
Eugene E. Waara, Jr.............   41    Corporate Vice President, Sales

Robert D. Gordon has been Chairman of the Board and Chief Executive Officer of the Company since April 1990, President of the Company since December 1988, and Chief Financial Officer of the Company since January 1999. Mr. Gordon was first employed by the Company as Senior Vice President in July 1987 and subsequently served as Chief Financial Officer from August 1987 to May 1988, Secretary from January 1988 to September 1988, and Group Vice President, Sales and Marketing from April 1988 to December 1988. From April 1984 to July 1987, Mr. Gordon was Executive Vice President of First Bank System, Inc. Mr. Gordon has been a director of the Company since August 1987.

Alexander F. Collier has served as the Company's Corporate Vice President, Research and Development, since November 1997 and came to the Company in connection with the acquisition of Carleton Corporation. Mr. Collier served as Vice President of Product Development of Carleton Corporation from June 1997 to October 1997. From November 1996 to June 1997, Mr. Collier was Vice President of Development for Asyst Automation, a manufacturer of semi-conductor automation equipment. Prior to Asyst Automation, Mr. Collier served as President of Position Sensitive Robots, a provider of software products for real-time industrial control applications founded by Mr. Collier in 1991.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; risks associated with single sources of supply for certain components used in the Company's products; and changes in interest rates. These forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Item 2.  Properties

In July 1990, the Company moved its principal office and manufacturing facility to 60,000 square feet of leased space in a building located in Eden Prairie, Minnesota. In February 1996, the Company signed a Second Amendment to the Lease for the Eden Prairie office in which the Company assumed the remaining space (expanding from 60,000 square feet to 76,462 square feet) and extended the terms of the original lease through July 2002. In July 1997, the Company entered into a sublease agreement with a tenant in Eden Prairie for 14,715 square feet. The sublease runs through August 2000. In April 1998, the Company entered into an agreement with Best Buy Co., Inc. in which Best Buy, Inc. took over the entire lease obligation on the Eden Prairie facility. In September 1998, the Company relocated to its current site in Minnetonka, Minnesota. The lease runs through August 2003 and requires future fixed rent payments of approximately $1.0 million subsequent to March 1999 through the end of the lease. The Company is also responsible for its share of operating costs.

The Company also leases 11,881 square feet of space in a building in Billerica, Massachusetts. The lease runs through September 2001 and requires future fixed rent payments of approximately $405,000 subsequent to March 1999 through the end of the lease. The Company is also responsible for its share of operating costs.

The Company continues to lease 11,729 square feet of space at One Penn Plaza in New York. The lease term expires in October 2001. This space has been divided and sublet to two separate companies. The resulting annual lease payments are approximately $20,000, net of sublease rental receipts, and the resulting shortfall over the remaining term of the lease has been accrued for.

The Company was the lessee on space in a building in the United Kingdom. Computer Network International Limited assumed the obligations of the Company under the lease (including payment of all future rents) in conjunction with the sale of the Company's Internet Solutions Division to Computer Network Technology Corporation.

Item 3.  Legal Proceedings

The Company was a defendant in a complaint filed on May 29, 1998 in the U.S. district Court for the District of Massachusetts (case no. 98-11026WGY) by Case Associates, NV and Carleton Europe, NV. The complaint sought injunctive relief and monetary damages arising out of an alleged breach of contract and infringement by Carleton Corporation and the Company (as successor to Carleton Corporation) of a copyright in certain "Passport" computer software held by the plaintiffs. Such disagreement was resolved in a settlement agreement dated March 19, 1999 whereby the Company agreed to pay $500,000 ($200,000 in the form of a non-interest bearing note due on March 16, 2001) in exchange for, among other things, unlimited use of the Carleton name and release from any future claims.

Item 4.  Submissions of Matters to a Vote of Security Holders

None.


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information contained under the heading "Dividend Policy and Price Range of Common Stock" on page 23 of the Annual Report to Shareholders is incorporated herein by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the Securities and Exchange Commission (the "SEC").

Item 6.  Selected Financial Data

The information contained under the heading "Selected Historical Financial Data" on page 22 of the Annual Report to Shareholders is incorporated herein by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the heading "Management's Discussion and Analysis" on pages 2 through 8 of the Annual Report to Shareholders is incorporated herein by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The independent auditors' report, consolidated financial statements and notes to consolidated financial statements on pages 9 through 21 of the Annual Report to Shareholders are incorporated herein by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the SEC on or before July 26, 1999 (the "Proxy Statement") are incorporated herein by reference. The information contained under the heading "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference, except that the information set forth under the captions "Report of Compensation Committee on Annual Compensation" and the "Comparative Stock Performance" graph are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits, Financial Statements, Financial Statement Schedules

1.  Financial Statements                                                                          Page Reference in
    --------------------
                                                                                                  Exhibit 13 to this
                                                                                                      Form 10-K
                                                                                                    Annual Report
                                                                                                  ------------------
Consolidated Statements of Operations for the Fiscal Years
  Ended March 28, 1999, March 29, 1998 and March 30, 1997.......................................           9

Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998.............................          10

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 28, 1999, March 29, 1998 and March 30, 1997.......................................          11

Consolidated Statement of Shareholders' Equity for the Fiscal
  Years Ended March 28, 1999, March 29, 1998 and March 30, 1997.................................          12

Notes to Consolidated Financial Statements......................................................       13 - 20

Report of Independent Auditors..................................................................          21

Company Report on Financial Statements..........................................................          21

The financial statements listed above are included in Exhibit 13 and are hereby incorporated by reference.

2.  Financial Statement Schedules                                                                   Page Number in
    -----------------------------
                                                                                                    This Form 10-K
                                                                                                     Annual Report
                                                                                                    --------------
Independent Auditor's Report on
Supplemental Financial Schedule.................................................................     Exhibit 23

Schedule II Valuation and Qualifying Accounts and Reserve for
  the Years Ended March 28, 1999, March 29, 1998 and March 30, 1997.............................        14

All other schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.  Exhibits
    --------

    Exhibit
    Number      Description
    ------      -----------

     2.1 Agreement and Plan of Merger between the Company and the former Carleton Corporation, dated as of October 24, 1997, including form of Note (1)

     2.2 Asset Purchase Agreement between CNT Acquisition I Corporation, Computer Network Corporation and the Company and certain of its subsidiaries, dated as of October 24, 1997 (1)

3.1       Restated Articles of Incorporation, as amended (2)
3.2       Restated Bylaws, as amended (2)
4         Amended and Restated Rights Agreement, dated September 4, 1996, between the Company and Norwest Bank Minnesota, N.A. , as Rights Agent
          (2)
10.1      *Amended 1990 Long Term Incentive Plan (4)
10.2(a)   Office Warehouse Lease, dated May 10, 1990, between the Company and
          Real Estate Income Partners III, a Limited Partnership (5)
10.2(b)   Second Amendment to Lease, dated February 18, 1996, between the
          Company and Real Estate Income Partners III, Limited Partnership (6)
10.2(c)   Assignment and Assumption of Lease, dated April 16, 1998, between the
          Company and Best Buy Co., Inc. (8)
10.2(d)   Industrial Lease dated June 23, 1998 between the Company and Bren
          Associates LLC (9)
10.3      Lease, dated July 25, 1996, between Technology Park VIII L.P. and
          Carleton Corporation (for the Billerica facility) (8)
10.4(a)   * 1999 Management Bonus Plan description (8)
10.5(a)   *  Stock Acquisition Loan Assistance Program  (3)
10.5(b)   *  1993 Stock Acquisition Loan Assistance Program  (4)
10.6      Agreement of Lease, dated November 1, 1995, between the Company and
          Two Penn Plaza Associates (6)
10.7*     1995 Employee Stock Purchase Plan (6)
10.8*     Form of Deferred Compensation Agreement (6)
10.9*     Separation Agreement and Mutual Release, each dated October 10, 1997, between the Company and Julie Cummins Brady (7)
10.10*    Letter of Mutual Resignation Agreement dated January 12, 1998, between the Company and Paul Fluckiger (7)
13        Annual Report to Shareholders for the fiscal year ended March 28, 1999
21        Subsidiaries of the Registrant
23        Consent of Ernst & Young LLP
24        Power of Attorney
27        Financial Data Schedule
99.1      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
          the Private Securities Litigation Reform Act of 1995


* Denotes management contracts and compensatory plans, contracts, and arrangements.

(1) Incorporated by reference to the Company's Report on Form 8-K filed November 10, 1997 (SEC file number 01-12378).
(2) Incorporated by reference to the Company's Report on Form 8-K filed September 5, 1996 (SEC file number 0-12378).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993 (SEC file number 0-12378).
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 31, 1994 (SEC file number 33-77176).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1990 (SEC file number 0-12378).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (SEC file number 0-12378).
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997 (SEC file number 0-12378).
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998 (SEC file number 0-12378).
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998 (SEC file number 0-12378).


    (b) Reports on Form 8-K.

    None.

                                   Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 13, 1999             CARLETON CORPORATION


                                 By:   /s/ Robert D. Gordon
                                     --------------------------------------
                                     Robert D. Gordon
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and President

Robert D. Gordon*            Chairman of the Board,          )
                             Chief Executive Officer,        )
                             Chief Financial Officer,        )
                             Chief Accounting Officer,       )
                             President and Director          )
                             (Principal Executive Officer)   )
                                                             )
                                                             )
                                                                *By: /s/ Robert D. Gordon
                                                                    ----------------------
                                                                    Robert D. Gordon
                                                                    Pro Se and Attorney-in-Fact
                                                            )
Nicholas J. Covatta, Jr.*    Director                       )
                                                            )
Michael Dexter-Smith*        Director                       )
                                                            )   Date:  July 13, 1999
                                                            )
Robert W. Fischer*           Director                       )
                                                            )
George E. Hubman*            Director                       )
                                                            )
Arch J. McGill*              Director                       )
                                                            )

__________________________
*Executed on behalf of the indicated persons by Robert D. Gordon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                              Carleton Corporation

          Schedule II -- Valuation and Qualifying Accounts and Reserve for the Years Ended March 28, 1999, March 29, 1998, and March 30, 1997
                             (Dollars in Thousands)

Allowance for Doubtful Accounts:  (A)

      Column A                Column B                Column C                 Column D                 Column E

                              Balance at         Additions Charged to                                Balance at End of
     Description         Beginning of Period      Costs and Expenses        Deductions (B)               Period
---------------------    -------------------     -------------------        --------------           -----------------
Year Ended:
March 28, 1999               $   185                  $      -                 $   135                   $    50

March 29, 1998               $ 3,606                  $    147 (C)             $ 3,568 (D)               $   185

March 30, 1997               $ 1,839                  $  2,681                 $   914                   $ 3,606 (E)


(A) The allowance has been netted against accounts receivable as of the respective balance sheet dates.

(B)  Write-offs, net of recoveries.

(C)  Includes $56 of allowance acquired in the Carleton Corporation acquisition.

(D) Includes $2,253 of allowance sold with the Internet Solutions Division divestiture.

(E)  Includes $250 of allowance allocated to installment receivables.

                             Carleton Corporation

                               Index of Exhibits

                         Annual Report on Form 10-K405
                       For the Year Ended March 29, 1998

Exhibit                                                                                              Page
Number                                  Description                                                  Number
  13           Annual Report to Shareholders for the fiscal year ended                       Electronically Filed
               March 28, 1999

  21           Subsidiaries of the Registrant                                                Electronically Filed

  23           Consent of Ernst & Young LLP                                                  Electronically Filed

  24           Power of Attorney                                                             Electronically Filed

  27           Financial Data Schedule                                                       Electronically Filed

  99.1         Cautionary Statement for Purposes of the "Safe Harbor"                        Electronically Filed
               Provisions of the Private Securities Litigation Reform Act of 1995