Form 10-K/A
period 1999-03-28
CARLETON CORP
filed 1999-07-26
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

          Yes    X                No
                ---                  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 1999 was approximately $6,681,184 (based on the last sale price of $2.0469 per share as reported by The Nasdaq National Market).

As of July 2, 1999, 3,346,244 shares of the registrant's Common Stock, par value $.25 per share, were issued and outstanding.

Carleton Corporation (the "Company") hereby amends its Annual Report on
Form 10-K for the fiscal year ended March 28, 1999, to include the information required under Item 10, Item 11 and Item 12 of Part III of Form 10-K as follows:

Part III

Item 10.  Directors and Executive Officers of the Registrant

                              ELECTION OF DIRECTORS

     The business and affairs of the Company are managed under the direction of its Board of Directors, which is composed of six members. The Board of Directors is divided into three classes, and the members of each class are elected to serve a three-year term, with the terms of office of each class ending in successive years.

     The term of the Class One directors expires at the Annual Meeting, and two Class One directors will be elected at the Annual Meeting to hold office until the 2002 Annual Meeting or until their respective successors are elected and qualified. George E. Hubman and Arch J. McGill are the incumbent Class One directors. Messrs. Hubman and McGill are being nominated for election at the Annual Meeting. The persons named as proxies in the enclosed form of proxy will vote the proxies received by them for the election of Messrs. Hubman and McGill, unless otherwise directed. Each of Messrs. Hubman and McGill has indicated a willingness to serve, but in case either of them is not a candidate at the Annual Meeting, the persons named as proxies in the enclosed form of proxy may vote for a substitute nominee in their discretion. Information concerning the incumbent directors is set forth below. The terms of the incumbent Class Two and Class Three directors expire at the 2000 and 2001 Annual Meetings, respectively.

     The affirmative vote of a majority of the shares of Common Stock present and entitled to vote at the Annual Meeting is necessary to elect the nominees for director. The Board of Directors recommends a vote FOR the election of Messrs. Hubman and McGill.

     Information regarding the directors of the Company is set forth below:

George E. Hubman
(Class One)...................  Mr. Hubman, 56 years of age, has been a director of the Company since July 1995.
                                Since 1994, he has been a business consultant and private investor.  Mr. Hubman retired as Vice President of Sales and Marketing of Walker Richer and Quinn, Inc.
                                ("WRQ"), a provider of desk top connectivity software, in 1994.  Mr. Hubman was a co-founder of WRQ and held such position since the Company's formation in 1981.
                                Prior to WRQ, Mr. Hubman's career included sales positions with IBM and Hewlett-
                                Packard.  Mr. Hubman is also a director of Syntax, Inc. and Tully's Coffee.

Arch J. McGill
(Class One)...................  Mr. McGill, 68 years of age, has been a director of the Company since July 1989.  He is President of Chardonnay Inc., a venture capital investment company with which he has been associated since 1985.  From 1983 to 1985, Mr. McGill served as Chief
                                Executive Officer of Rothschild Ventures.  Mr. McGill has extensive business experience in the telecommunications industry, and from 1973 to 1983, he was employed by AT&T Corp., most recently as President of AIS/American Bell.
                                Mr. McGill is also a director of ACT Networks, Inc. and Disc, Inc.

Nicholas J. Covatta, Jr.
(Class Two)...................  Mr. Covatta, 52 years of age, has been a director of the Company since February 1982.
                                He has been Chairman of the Board of Atlantis Group, Inc., a private investment company, since August 1986.  Mr. Covatta's prior business experience includes executive positions at the General Electric Company, Gulf Oil Corporation and the
                                Boston Consulting Group.

Robert D. Gordon
(Class Two)...................  Mr. Gordon, 50 years of age, has been a director of the Company since July 1987.  He has been Chairman of the Board and Chief Executive Officer of the Company since
                                April 1990 and President since December 1988.  He was first employed by the
                                Company as Senior Vice President in July 1987, and subsequently served as Chief
                                Financial Officer from August 1987 to May 1988, Secretary from January to
                                September 1988, and Group Vice President, Marketing from April to December 1988.
                                From April 1984 to July 1987, Mr. Gordon was Executive Vice President of First
                                Bank System, Inc.

Robert W. Fischer
(Class Three).................  Mr. Fischer, 80 years of age, has been a director of the Company since October 1983.
                                He is President of Robert W. Fischer & Co., Inc., a private financial consulting and investment banking firm, and he is a private investor.  Mr. Fischer is also a director of
                                Ringer Corporation.
Michael Dexter-Smith
(Class Three).................  Mr. Dexter-Smith, 46 years of age, has been a director of the Company since October
                                1997, when he was added to the Board in connection with the acquisition of Carleton
                                Corporation.  Since April 1995, he has been Chief Executive Officer of VenturCom,
                                Inc., a provider of tools and extensions for developing and deploying dedicated applications on Windows NT and Windows CE.  From 1992 to 1995, Mr. Dexter-
                                Smith served as Chief Operating Officer of Manager Software Products, Inc., a
                                provider of mainframe and client server technology for data management.  From 1987 to 1992, Mr. Dexter-Smith was President and Chief Executive Officer of the former
                                Carleton Corporation.

     The Board of Directors has an Audit Committee consisting of Messrs. Covatta, Fischer and Dexter-Smith and a Compensation Committee consisting of all outside directors (Messrs. Covatta, Dexter-Smith, Fischer, Hubman and McGill). The Audit Committee's function is to review and make recommendations to the Board of Directors with respect to certain financial and accounting matters. The Audit Committee met one time during the 1999 fiscal year. The Compensation Committee's function is to review and make certain determinations with respect to matters concerning the remuneration of employees, officers and directors. The Compensation Committee met one time during the 1999 fiscal year. The Board of Directors does not have a standing nominating committee.

     During the 1999 fiscal year, the Board of Directors held seven meetings. Each incumbent director attended at least 75% of the total number of meetings of the Board of Directors and committees on which he served.

     Each non-employee director receives a $12,000 annual retainer, a $750 fee for each Board of Directors' and committee meeting he attends and a $350 fee for each teleconference and meeting he participates in. In addition, under the terms of the Company's 1990 Long Term Incentive Plan (the "1990 Plan"), each incumbent non-employee director automatically receives an option to purchase 2,000 shares of Common Stock at each annual meeting of shareholders, and each new non-employee director will receive an option to purchase 4,000 shares on the date of such director's initial election to the Board of Directors.

     Directors who are employees of the Company do not receive any additional compensation for serving on the Board of Directors.

     As consideration for certain consulting services provided to the Company, the Company provides health insurance for Mr. McGill at an annual cost to the Company of approximately $3,500.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with, except that a statement of changes in beneficial ownership on Form 4 was not timely filed for Mr. Fischer, to reflect his sale of 600 shares of Common Stock in December 1998.

Item 11.  Executive Compensation


                             EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each of the other four executive officers of the Company whose annual salary and bonus in fiscal 1999 exceeded $100,000 (the "Named Executive Officers"):


                                                                             Long-Term Compensation
                                               Annual Compensation                 Awards (3)
                                        ----------------------------------  -----------------------
                                                                            Restricted  Securities
                               Fiscal                            Other       Stock      Underlying      All Other
Name and Principal Position     Year      Salary    Bonus (1)   Annual (2)  Awards ($)  Options (#)  Compensation (4)
----------------------------  --------  ----------  ----------  ----------  ----------  -----------  ---------------
Robert D. Gordon
   Chairman of the Board,       1999    $  245,000  $       --  $       --  $       --       82,100  $         2,781
   President and Chief          1998       245,000      25,000          --          --       38,100            3,165
   Executive Officer            1997       245,000          --          --          --           --            2,970

Alexander F. Collier (8)
   Vice President,              1999       150,000          --          --          --       15,000            1,706
   Research and Development     1998        31,538      25,000          --          --       19,070              565

David M. Haggerty (5)
   Vice President,              1999       128,461       3,798          --          --       17,700            1,224
   Professional Services        1998       133,097          --          --       3,626       10,100            1,202

Travis M. Richardson (6)        1999       140,000          --          --          --       29,100            1,400
   Vice President, Marketing    1998       128,846          --          --          --       18,100            1,150

Eugene E. Waara, Jr. (7)        1999       100,000          --      50,000          --       17,500              987
   Vice President, Sales        1998        85,577      13,500      69,042          --       15,100              528
---------------

(1) Includes bonuses paid in fiscal 1998 to Mr. Gordon in recognition of his efforts in restructuring the Company, bonuses paid to Mr. Waara under the Sales Incentive Plan prior to his becoming an executive officer of the Company and bonuses paid to Mr. Collier in fiscal 1998 arising from his employment agreement with the former Carleton Corporation.

(2) Includes draws and commissions of $56,542 paid to Mr. Waara in fiscal 1998 prior to his becoming an executive officer of the Company, and draws of $12,500 in 1998, and $50,000 in 1999 subsequent to his becoming an executive officer of the Company.

(3) Although the 1990 Plan permits awards of restricted stock, stock appreciation rights and other stock-based awards, no such awards other than restricted stock awards have been made to date to any of the named executive officers. Other than as set forth above, no restricted stock awards have been made to any of the named executive officers during the last three fiscal years.

(4) Represents Company matching contributions under the Company's Savings and Investment Plan and discounts on shares of stock purchased through the Company's Employee Stock Purchase Plan.

(5) Mr. Haggerty became an executive officer of the Company on February 1, 1998.

(6) Mr. Richardson became an executive officer of the Company on February 1, 1998.

(7)   Mr. Waara became an executive officer of the Company on February 1, 1998.

(8) Mr. Collier became an executive officer of the Company on February 1, 1998.

Stock Options

     The following tables summarize (i) stock option grants during the Company's fiscal year ended March 28, 1999 to or by the Named Executive Officers and (ii) the value of all options held by such persons at March 28, 1999. No options held by such executive officers were exercised during the 1999 fiscal year. Note that all options granted to the Named Executive Officers replace options that were canceled.

                                              Individual Grants (1)
                         ---------------------------------------------------------------   Potential Realizable
                          Number of                % of Total                                Value at Assumed
                         Securities                  Options                               Annual Rates of Stock
                         Underlying                Granted to                              Price Appreciation for
                          Options/-    Years in     Employees    Exercise or                    Option Term
                            SARs        Vesting     in Fiscal    Base Price   Expiration   ----------------------
         Name              Granted      Period        1999       (%/Share)       Date          5%         10%
----------------------   -----------   ---------   -----------   ----------   ----------   ----------  ---------
Robert D. Gordon              40,200       2             10.10%  $   1.3125    12/7/08     $   33,181  $  84,090
                              41,900       3             10.53       1.3125    12/7/08         34,554     87,646

Alexander F. Collier          15,000       4              3.77       1.3125    12/7/08         12,381     31,377

David M. Haggerty              6,000       2              1.51       1.3125    12/7/08          4,952     12,551
                              11,700       3              2.94       1.3125    12/7/08          9,657     24,474

Travis M. Richardson           9,000       2              2.26       1.3125    12/7/08          7,429     18,826
                              16,100       3              4.05       1.3125    12/7/08         13,289     33,678
                               4,000       4              1.01       1.3125    12/7/08          3,302      8,367

Eugene E. Waara, Jr.           2,500       3              0.63       1.3125    12/7/08          2,064      5,230
                              15,000       4              3.77       1.3125    12/7/08         12,381     31,377
---------------

(1) Exercise price equal to the fair market value of the Common Stock on the date of grant as determined in accordance with the 1990 Plan. All of the options were granted under the 1990 Plan, have ten-year terms and vest in equal annual installments over two to four years as indicated on table.

(2) During the 1999 fiscal year, the Company granted employees options to purchase an aggregate of 397,850 shares of Common Stock including 320,650 options that replaced outstanding options that were canceled.

(3) The compounding assumes a ten-year exercise period for all option grants. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of the Company's future Common Stock prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

                                         Aggregated Value of Options Held at March 28, 1999 (1)
                               --------------------------------------------------------------------------
                                 Number of Unexercised Options            Value of Unexercised In-the-
                                              Held                             Money Options Held
                               ----------------------------------      ----------------------------------
                                Exercisable        Unexercisable        Exercisable       Unexercisable
                               -------------      ---------------      -------------     ----------------
Robert D. Gordon                           0               82,100      $          --     $         66,706
Alexander F. Collier                   4,070               15,000                 --               15,494
David M. Haggerty                          0               17,700                 --               14,381
Travis M. Richardson                       0               29,100                 --               23,644
Eugene E. Waara, Jr.                       0               17,500                 --               14,219

---------------
(1) "Value" has been determined based on the difference between the last sale price of the Company's Common Stock as reported by the Nasdaq National Market System on March 26, 1999 ($2.125) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

Stock Option Repricing

     The following table summarizes stock options granted to the executive officers of the Company that have been repriced during the past ten fiscal years.

                                                     Ten-Year Option Repricing

                                                                                                      Length of
                                                Number of       Market                                 Original
                                               Securities      Price of     Exercise                     Term
                                               Underlying      Stock at     Price at        New      Remaining at
                                                 Options       Time of       Time of     Exercise      Date of
         Name                  Date             Repriced      Repricing     Repricing      Price      Repricing
-----------------------   --------------      -------------   ----------   -----------   ---------   ------------
Robert D. Gordon              March 1990(3)          15,000   $   8.7500   $   15.0000   $  8.7500   7 yrs, 10 mos.
                              March 1990(3)           3,000       8.7500       15.6250      8.7500   8 yrs, 4 mos.
                              March 1990(3)           7,000       8.7500       15.6250      8.7500   8 yrs, 9 mos.
                              March 1990(3)          20,000       8.7500       13.7500      8.7500   9 yrs, 2 mos.
                              April 1997(1)(3)        2,200       6.2500        8.7500      6.2500   2 yrs, 11 mos.
                              April 1997(1)(3)       10,000       6.2500       11.2500      6.2500   4 yrs, 1 mo.
                              April 1997(1)(3)       28,000       6.2500       17.5000      6.2500   6 yrs, 9 mos.
                              April 1997(1)(3)        3,800       6.2500       60.0000      6.2500   8 yrs, 1 mo.
                           December 1998(1)           2,200       1.3125        6.2500      1.3125   1 yr, 3 mos.
                           December 1998(1)          10,000       1.3125        6.2500      1.3125   2 yrs, 5 mos.
                           December 1998(1)          28,000       1.3125        6.2500      1.3125   5 yrs, 1 mo.
                           December 1998(1)           3,800       1.3125        6.2500      1.3125   6 yrs, 5 mos.
                           December 1998(1)             100       1.3125        6.2500      1.3125   8 yrs, 3 mos.
                           December 1998(1)           8,000       1.3125        7.5000      1.3125   8 yrs, 7 mos.
                           December 1998(1)          30,000       1.3125        6.2500      1.3125   8 yrs, 10 mos.

Julie Cummins Brady (2)       April 1997(3)           4,000       6.2500       17.1875      6.2500   6 yrs, 9 mos.
                              April 1997(3)           1,600       6.2500       60.0000      6.2500   8 yrs, 1 mo.
                              April 1997(3)           1,000       6.2500       21.9000      6.2500   9 yrs, 1 mo.

Alexander F. Collier (1)   December 1998(1)          15,000       1.3125        5.9400      1.3125   9 yrs, 1 mo.

Lloyd Hagemo                  March 1996(3)           7,000      22.8125       44.3750     22.8150   9 yrs, 4 mos.

David M. Haggerty (1)         April 1997(3)           6,000       6.2500       10.7815      6.2500   5 yrs, 7 mos.
                              April 1997(3)           1,600       6.2500       15.6250      6.2500   9 yrs, 3 mos.
                           December 1998(1)           6,000       1.3125        6.2500      1.3125   3 yrs, 11 mos.
                           December 1998(1)           1,600       1.3125        6.2500      1.3125   7 yrs, 7 mos.
                           December 1998(1)          10,100       1.3125        6.2500      1.3125   8 yrs, 3 mos.

Martin G. Hahn                March 1990(3)             250       8.7500       24.3750      8.7500   7 yrs, 5 mos.
                              March 1990(3)             250       8.7500       15.0000      8.7500   7 yrs, 10 mos.
                              March 1990(3)              15       8.7500       18.1250      8.7500   8 yrs, 1 mo.

Sue A. Hogue                  March 1990(3)             200       8.7500       10.6250      8.7500   9 yrs, 6 mos.

Travis M. Richardson (1)      March 1990(3)           2,000       8.7500       15.6250      8.7500   8 yrs, 4 mos.
                              April 1997(3)           9,000       6.2500        8.7500      6.2500   2 yrs, 11 mos.
                              April 1997(3)           2,000       6.2500       15.6250      6.2500   9 yrs, 3 mos.
                           December 1998(1)           9,000       1.3125        6.2500      1.3125   1 yr, 3 mos.
                           December 1998(1)           2,000       1.3125        6.2500      1.3125   7 yrs, 7 mos.
                           December 1998(1)             100       1.3125        6.2500      1.3125   8 yrs, 3 mos.
                           December 1998(1)          14,000       1.3125        7.5000      1.3125   8 yrs, 7 mos.
                           December 1998(1)           4,000       1.3125        5.9400      1.3125   9 yrs, 1 mo.

                                                                                                      Length of
                                                Number of       Market                                 Original
                                               Securities      Price of     Exercise                     Term
                                               Underlying      Stock at     Price at        New      Remaining at
                                                 Options       Time of       Time of     Exercise      Date of
         Name                  Date             Repriced      Repricing     Repricing      Price      Repricing
-----------------------   --------------      -------------   ----------   -----------   ---------   ------------
Steven L. Thimjon (1)      December 1998(1)          25,000   $   1.3125   $    6.2500   $  1.3125   8 yrs, 10 mos.

Eugene E. Waara, Jr. (1)      March 1990(3)              20       8.7500       18.1250      8.7500   8 yrs, 1 mo.
                              April 1997(3)           2,400       6.2500       15.6250      6.2500   9 yrs, 3 mos.
                           December 1998(1)           2,400       1.3125        6.2500      1.3125   7 yrs, 7 mos.
                           December 1998(1)             100       1.3125        6.2500      1.3125   8 yrs, 3 mos.
                           December 1998(1)          15,000       1.3125        5.9400      1.3125   9 yrs, 1 mo.

Lizabeth Converse Wilson      March 1990(3)              20       8.7500       18.1250      8.7500   8 yrs, 1 mo.
                              March 1990(3)             200       8.7500       15.6250      8.7500   8 yrs, 6 mos.

---------------
(1) See "--Report of Compensation Committee on Annual Compensation--Executive Officer Compensation Program--Stock Option Repricing."

(2) Upon termination of Ms. Brady's employment in December 1997, outstanding options held by her received the benefit of the Company's April 1997 option repricing, and the expiration of the options was set at September 30, 1998.

(3) In September 1999, the Company completed a one-for-five reverse stock split. Options issued prior to the reverse stock split are presented as if the split had been effective at the time of the original grant and subsequent repricing(s).

                                    OVERVIEW

     The Compensation Committee of the Board of Directors is composed entirely of outside directors and is responsible for developing and approving the Company's executive compensation policies. In addition, the Compensation Committee determines on an annual basis the compensation to be paid to the Chief Executive Officer and to each of the other executive officers of the Company. The Compensation Committee has available to it an outside compensation consultant and access to independent compensation data for other companies. The overall objectives of the Company's executive compensation program are to provide compensation that will attract and retain superior talent and reward performance.

     The Company's executive compensation program provides an overall level of compensation opportunity that is competitive with a broad group of computer manufacturing industry companies and a smaller group of software and high tech companies comparable in size to the Company. The broad industry peer group to which the Compensation Committee compares the Company's executive compensation levels is currently a group of computer manufacturing companies for which survey data is obtained from the Company's outside compensation consultant. The other comparative group of companies used by the Compensation Committee in determining executive compensation levels currently consists of software and high tech companies selected by the outside compensation consultant that have annual revenues approximately equal to those of the Company. Because the Compensation Committee does not believe that all of the companies included in the peer group index used in the shareholder return graph included in this Proxy Statement under the caption "Comparative Stock Performance" are comparable to the Company or compete for the same pool of executive talent, the two groups of companies used by the Compensation Committee in setting the Company's executive compensation levels are both different than the group of companies in such peer group index.

     Actual compensation levels may be greater than competitive levels in surveyed companies based upon annual and long-term Company performance, as well as individual performance. The Compensation Committee uses its discretion to set executive compensation at levels warranted in its judgment by the Company's or an individual executive officer's circumstances.

                     EXECUTIVE OFFICER COMPENSATION PROGRAM

     The components of the Company's compensation program for its executive officers include (a) base salary, (b) performance-based cash bonuses, (c) long-term incentive compensation in the form of stock options and restricted stock awards, (d) participation in a stock acquisition loan assistance program and (e) participation in a deferred compensation program.

Base Salary

     The Chief Executive Officer makes annual recommendations regarding the base salaries of the executive officers (other than the Chief Executive Officer) to the Compensation Committee. For the 1999 fiscal year, base salaries for the executive officers were intended to be at approximately the 50th percentile of fixed compensation levels for comparable management personnel employed by the two groups of peer companies referred to above. In making base salary recommendations, the Chief Executive Officer also takes into account individual experience and performance, and specific issues particular to the Company. The Compensation Committee generally approves the Chief Executive Officer's recommendations with respect to base salaries for other executive officers.

Performance Based Bonuses

     Under the Company's bonus plan for executive officers and other key management employees, bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives relating to total revenues and net income as determined by the Board during the first quarter of each year. The size of the fund available for such bonuses increases in relation to the extent to which such objectives are exceeded. The Committee allocates the fund among the executive officers and other key management personnel based on a percentage of the executive's salary ranging from approximately 20% to 65% as established at the beginning of the year. If the base performance criteria are met, each officer is entitled to a base bonus amount equal to that percentage of the officer's base salary. In the event the base performance criteria are exceeded, bonuses may be increased up to two times the base bonus amount depending on the extent to which such base performance criteria are exceeded. For the 1999 fiscal year, bonus payments available to executive officers under the bonus plan, in addition to base salary, were targeted to be in the top quartile of the salary and bonus levels, assuming superior performance, for comparable management personnel employed by the two comparative groups of companies referred to above.

     During the 1999 fiscal year, the Company did not meet the total revenue and net income goals set forth in the bonus plan, and as a result, no executive officer received a bonus under the plan.

Stock Option and Restricted Stock Program

     Stock options and restricted stock awards are granted to key management employees under the 1990 Plan, which was approved by the Company's shareholders in 1990. The objectives of the 1990 Plan are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a significant long-term ownership position in the Company's Common Stock.

     The 1990 Plan authorizes the Board or a committee of outside directors to grant stock options, restricted stock and other types of awards to key executives and key employees. To date, the only type of awards granted to executive officers under the 1990 Plan have been stock options and restricted stock. All stock options outstanding were granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant, have ten year terms and generally become exercisable in installments over a four or five year period.

     Stock options are granted upon commencement of employment based on the recommendation of the Chief Executive Officer. In determining whether to recommend additional option grants to an executive officer, the Chief Executive Officer typically considers the individual's performance and any planned change in functional responsibility. Neither the profitability of the Company nor the market value of its stock are considered in setting the amount of executive officer stock option grants. The stock option position of executive officers is reviewed on an annual basis. The Company's policy is to not grant stock options annually, but to review each individual's stock option position, at which point the Compensation Committee may or may not grant additional options in its discretion. The determination of whether or not additional options will be granted is based on a number of factors, including Company performance, individual performance and levels of options granted at the competitive median for the two comparative groups of companies referred to above. Options to purchase an aggregate of 161,400 shares of Common Stock were granted to five executive officers other than the Chief Executive Officer during the 1999 fiscal year.

     Historically, the Company has not made restricted stock awards to executive officers but rather has made such awards to other key management personnel. However, Mr. Haggerty received a restricted stock award prior to the time he became an executive officer.

Stock Acquisition Loan Assistance Program

     In order to encourage stock ownership, the Board of Directors of the Company adopted a stock acquisition loan assistance program (the "Loan Program"). Under the terms of the Loan Program, the Company may make loans to key employees in order to provide them with funds to purchase the Company's Common Stock. In addition, participants are required to buy, with their own funds, equivalent amounts of Common Stock. Each loan bears interest at the rate of 5.0% per annum and is required to be repaid on a date two years after the loan is made. However, if the participant continues to be employed with the Company on such date, the entire amount of the loan is forgiven. During the 1999 fiscal year, the Company did not make any loans under the Loan Program.

Deferred Compensation Program

     In May 1996, the Board of Directors adopted a deferred compensation program (the "Deferred Compensation Program") pursuant to which executive officers of the Company may elect to defer payment of a portion of their salary. Subject to the Board of Directors' discretion, the Company may also make matching contributions to the executive officer's deferred compensation accounts. Although no Common Stock of the Company is acquired pursuant to the Deferred Compensation Program, amounts deferred and Company matching contributions are deemed to be invested in the Company's Common Stock. The right to receive the amounts in the deferred compensation accounts vests on a date specified by the Board of Directors, and amounts are distributed after the vesting date if the executive officer is employed by the Company as of such date. The amount distributed is determined based on the values of the Company's Common Stock on the distribution date.

     The terms of the Deferred Compensation Program as originally adopted by the Board of Directors provided that the price of the Common Stock in which amounts contributed to the deferred compensation accounts were deemed to be invested was equal to the market price of the Common Stock as of the date of inception of the Deferred Compensation Program, which was equal to $10.00 as of such date. In May 1996, the Board of Directors amended the Deferred Compensation Program to provide that the price of the Common Stock in which amounts contributed to the deferred compensation accounts were deemed to be invested would be equal to the lowest average quarterly price for the four quarters following the date such amounts were deemed to be invested in the Deferred Compensation Program.

     Under the terms of the Deferred Compensation Program, if an executive officer's employment is voluntarily terminated by the officer or is terminated by the Company for cause prior to the vesting date, the amount of compensation deferred by such officer is distributed in cash without regard to the value of the stock on such date, and the Company matching contribution is forfeited. If the executive officer's employment is terminated by the Company without cause, the greater of the amount of compensation deferred by such officer or the value of the deferred compensation account attributable to amounts deferred by such officer is distributed in cash, and a pro rata portion of the value of the Company matching contributions is distributed in cash based upon the number of days from the date of the initial election to participate in the Deferred Compensation Program to the date employment is terminated and the number of days to the vesting date. Upon a change in control of the Company, all amounts become fully vested.

     During the 1999 fiscal year, no executive officers of the Company deferred any salary pursuant to the Deferred Compensation Program, and the Company did not make any matching or supplemental contributions.

Savings and Investment Plan; Benefits

     The Company makes a matching contribution under the Company's Savings and Investment Plan, a Section 401(k) retirement plan. The Company also has an Employee Stock Purchase Plan pursuant to which the Company's Common Stock can be purchased through periodic payroll deductions at a discount from the market price. In addition, the Company provides medical and other miscellaneous benefits to executive officers that are generally available to Company employees. The amount of perquisites did not exceed 10% of total annual salary and bonus for any executive officer during the 1999 fiscal year.

Stock Option Cancellation and New Option Grants

     In November 1998, the Compensation Committee and Board of Directors authorized the cancellation of all outstanding stock options under the 1990 Plan held by then current employees and Board members and the granting of new options to such persons. The Compensation Committee and Board of Directors believed that the market price of the Company's common stock had been negatively affected by several factors, including general market factors, the Company's earnings performance and limited investment analyst coverage. As a result, the outstanding stock options, which had been granted at exercise prices ranging from $1.8750 to $12.3450 per share, no longer represented an effective retention or motivational incentive for employees to work to achieve long-term success for the Company. Therefore, the options were canceled and new options granted effective December 7, 1998 at an exercise price equal to the market price of the Common Stock on that date ($1.3125). Option vesting periods for the new options range from two to four years. The number of shares subject to the canceled options and new grants at the average option exercise price for each of the Named Executive Officers is as follows: Mr. Gordon -- 82,108 shares at an average exercise price of $6.37 per share; Mr. Collier -- 15,000 shares at an average exercise price of $5.94 per share; Mr. Haggerty -- 12,700 shares at an average exercise price of $6.25 per share; Mr. Richardson -- 29,100 shares at an average exercise price of $6.81 per share; and Mr. Waara -- 17,500 shares at an average exercise price of $5.18 per share.

                      CHIEF EXECUTIVE OFFICER COMPENSATION

Base Salary

     The base salary of the Chief Executive Officer is established by and is subject to adjustment by the Compensation Committee. For the 1999 fiscal year, the Chief Executive Officer's base salary was intended to be at approximately the 50th percentile of the base salaries for chief executive officers of the two comparative groups of companies referred to above. Other factors taken into consideration in the determination of the Chief Executive Officer's base salary include historical compensation practices at the Company and the general experience of the Compensation Committee members in dealing with compensation matters at other high-growth technology companies. In evaluating the performance and setting the base salary of the Chief Executive Officer, the Compensation Committee has taken into account the Company's financial performance and Mr. Gordon's individual performance. Mr. Gordon's base salary is $245,000. As a result of the Company's performance, Mr. Gordon did not receive an increase in his base salary in fiscal 1999.

Bonuses, Stock Option Awards and Loan Program

     Mr. Gordon did not receive a bonus for the 1999 fiscal year under the bonus plan because the Company did not meet the total revenue and net income goals set forth in the bonus plan. Mr. Gordon did receive the benefit of the

Company's stock option cancellation and new grants as described above. Mr. Gordon has not been granted any restricted stock under the 1990 Plan to date.

     During the 1999 fiscal year, Mr. Gordon did not defer any salary pursuant to the Deferred Compensation Program, and the Company did not make any matching or supplemental contribution to Mr. Gordon's deferred compensation account.

                   TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), should not affect the deductibility of compensation paid to the Company's executive officers for the foreseeable future. However, in 1994, the 1990 Plan was amended to comply with Section 162(m) in order that compensation resulting from stock options and certain other awards under the 1990 Plan will not be counted toward the $1,000,000 limit on deductible compensation under
Section 162(m). The Compensation Committee has not formulated any policy with respect to qualifying other types of compensation for deductibility under
Section 162(m).

         Nicholas J. Covatta, Jr.
         Michael Dexter-Smith
         Robert W. Fischer
         George E. Hubman
         Arch J. McGill

Members of the Compensation Committee

Severance Arrangements

     The Company has a policy under which its current executive officers are entitled to receive severance payments in the event that their employment is involuntarily terminated. Pursuant to this policy, Mr. Gordon would receive twelve months of severance pay and the other executive officers would receive six months.

Comparative Stock Performance

     The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return on the Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Total Return Index for Nasdaq Computer Manufacturing Stocks over the same period (assuming the investment of $100 in each on March 28, 1994, and the reinvestment of all dividends).


                Indices
         ---------------------
          Nasdaq      Nasdaq       Nasdaq
           (US)     (Comp Mfr)   (Carleton)
         --------   ----------   ----------

Mar-94   239.419      206.876     15.00000
Mar-95   266.363      247.032     64.37500
Mar-96   361.670      380.308     18.12500
Mar-97   401.825      415.860      7.18750
Mar-98   609.153      736.501      5.78125
Mar-99   819.869    1,459.679      2.12500

                   $100 Investment value
               ----------------------------

April 3, 1994       $100   $100   $100
April 2, 1995       $111   $119   $429
March 31, 1996      $151   $184   $121
March 30, 1997      $168   $201   $ 48
March 29, 1998      $254   $356   $ 39
March 28, 1999      $342   $706   $ 14

-----------------
(1) This index is composed of computer manufacturing companies (including the Company) traded on the Nasdaq Stock Market. As of March 28, 1999, this index included approximately 190 companies.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth, as of June 30, 1999, certain information with respect to the beneficial ownership of Company's Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers, and (iii) all directors and executive officers of the Company as a group. No person is known by the Company to beneficially own more than 5% of the Company's Common Stock. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the Common Stock owned by them. The address of each of the following shareholders is the same as the Company.

                                                       Shares Beneficially Owned (1)
                                                    ------------------------------------
                      Name                             Number (2)          Percentage
------------------------------------------------    ----------------     ---------------
Robert D. Gordon (3)............................           8,621                *
Nicholas J. Covatta, Jr. (2)(4).................          17,600                *
Michael Dexter-Smith (2)........................          26,952                *
Robert W. Fischer (3)(5)........................          20,520                *
George E. Hubman (2)............................           9,200                *
Arch J. McGill (2)..............................          30,054                *
Alexander F. Collier (2)........................           4,470                *
David M. Haggerty (6)...........................           1,374                *
Travis M. Richardson (7)........................           2,000                *
Eugene E. Waara, Jr.............................             473                *
All directors and executive officers as a group
(10 persons) (8)................................         127,264              3.80%

---------------
*    Less than one percent.

(1) Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of June 30, 1998 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.

(2) Includes shares subject to options exercisable within 60 days of June 30, 1999 under the 1990 Plan as follows: Mr. Covatta, 6,000 shares; Mr. Dexter-Smith, 6,000 shares; Mr. Fischer, 14,000 shares; Mr. Hubman, 9,000 shares; and Mr. McGill, 6,000 shares. Also includes 4,070 shares subject to options held by Alexander F. Collier, Vice President - Development, that were rolled over from the former Carleton Corporation Option Plan and that are currently exercisable.

(3)  Includes 802 shares held in the Company's 401(k) plan for Mr. Gordon.

(4) Includes 2,000 shares held by Mr. Covatta as Trustee of Eastern Shore Nursery Incentive Plan and 2,000 shares held in an IRA for the account of Mr. Covatta.

(5) Includes 600 shares owned by Robert W. Fischer, Inc., a corporation controlled by Mr. Fischer.

(6)  Includes 174 shares held in the Company's 401(k) plan for Mr. Haggerty.

(7)  Includes 2,000 shares held in an IRA for the account of Mr. Richardson.

(8)  See notes (2) - (7) above.



Item 13.  Certain Relationships and Related Transactions

None.

                                   Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 26, 1999             CARLETON CORPORATION


                                 By:   /s/ Robert D. Gordon
                                     --------------------------------------
                                     Robert D. Gordon
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and President

Robert D. Gordon*            Chairman of the Board,          )
                             Chief Executive Officer,        )
                             Chief Financial Officer,        )
                             Chief Accounting Officer,       )
                             President and Director          )
                             (Principal Executive Officer    )
                             and Principal Financial and     )
                             Accounting Officer)             )
                                                                *By: /s/ Robert D. Gordon
                                                                    ----------------------
                                                                    Robert D. Gordon
                                                                    Pro Se and Attorney-in-Fact
                                                            )
Nicholas J. Covatta, Jr.*    Director                       )
                                                            )
Michael Dexter-Smith*        Director                       )
                                                            )   Date:  July 26, 1999
                                                            )
Robert W. Fischer*           Director                       )
                                                            )
George E. Hubman*            Director                       )
                                                            )
Arch J. McGill*              Director                       )
                                                            )

                             Carleton Corporation

                               Index of Exhibits

                         Annual Report on Form 10-K405/A
                       For the Year Ended March 29, 1998

Exhibit                                                                          Page
Number                                  Description                              Number
  27           Financial Data Schedule                                   Electronically Filed