Form 10-Q
period 1999-06-27
CARLETON CORP
filed 1999-08-11
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1999
                               -------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 012378
                       ------

                              CARLETON CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                    Minnesota                     41-1349953
                    ---------                     ----------
         (State or other jurisdiction of      (I. R. S. Employer
         incorporation or organization)      Identification Number)


        10729 Bren Road East, Minnetonka, Minnesota      55343
        -------------------------------------------      -----
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (612)  238-4000
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


                     Yes         X               No
                         ----------------           ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 par value                       3,346,244
____________________________           ____________________________________
          Class                        Shares outstanding on August 6, 1999

Part I. Financial Information
                                                                                                    Page
         Item 1. Financial Statements

         Consolidated Statements of Operations - Three Months Ended
         June 27, 1999 and June 28, 1998...............................................              3

         Consolidated Balance Sheets - June 27, 1999 and March 28, 1999................              4

         Consolidated Statements of Cash Flows - Three Months Ended
         June 27, 1999 and June 28, 1998...............................................              5

         Notes to Financial Statements.................................................              6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

         Liquidity and Capital Resources...............................................              8

         Results of Operations.........................................................              8

Part II. Other Information

         Item 1. Legal Proceedings.....................................................              13

          Item 2. Changes in Securities................................................              13

         Item 3. Defaults Upon Senior Securities.......................................              13

         Item 4. Submission of Matters to a Vote of Security Holders...................              13

         Item 5. Other Information.....................................................              13

         Item 6. Exhibits and Reports on Form 8-K......................................              13

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

                                                                  Three Months Ended
                                                           June 27, 1999      June 28, 1998
                                                         -----------------  ------------------
                                                                                (restated)
Revenues
    License                                                $    215            $    501
    Professional services                                       665                 522
    Other services                                              247                 299
                                                           --------            --------
    Total Revenues                                            1,127               1,322

Costs of Revenues
    License                                                      35                 126
    Professional services                                       685                 590
    Other services                                               48                  67
                                                           --------            --------
    Total Costs of Revenues                                     768                 783
                                                           --------            --------

    Gross Profit                                                359                 539

Operating Expenses
    Research, development and engineering                       772                 927
    Selling, general and administrative                       1,252               1,385
    Other charges                                               661                 659
                                                           --------            --------
    Total Operating Expenses                                  2,685               2,971
                                                           --------            --------
    (Loss) from Operations                                   (2,326)             (2,432)

Other Income (Expense)
    Investment income                                            28                 152
    Interest expense and other                                (  21)                (18)
                                                           --------            --------
    Total Other Income (Expense)                                  7                 134
                                                           --------            --------
(Loss) from Operations before Income Taxes                   (2,319)             (2,298)
    Income tax expense                                            -                   -
Net (Loss)                                                  ($2,319)            ($2,298)
                                                           ========            ========

    (Loss) per Common Share - Basic and Diluted               ($.69)              ($.69)
                                                           ========            ========

    Weighted Average Shares Outstanding                       3,346               3,323

See accompanying Notes to Financial Statements

Consolidated Balance Sheets
(Dollars in thousands)

                                                               (unaudited)
                                                              June 27, 1999      March 28, 1999
                                                            -----------------  ------------------
Assets
Current Assets
    Cash and cash equivalents                                    $  2,349            $  3,168
    Cash in escrow                                                     66                  65
    Accounts receivable - net                                       1,119               2,016
    Other                                                             303                 296
                                                                 --------            --------
    Total Current Assets                                            3,837               5,545

Property and Equipment
    Property and equipment                                          2,683               2,666
    Less accumulated depreciation                                  (1,927)             (1,845)
                                                                 --------            --------
    Net Property and Equipment                                        756                 821

Other Assets
    Intangible assets - net of accumulated amortization             3,523               4,184
    Capitalized software - net of accumulated                         212                 231
    amortization                                                 --------            --------
    Total Other Assets                                              3,735               4,415

    Total Assets                                                 $  8,328            $ 10,781
                                                                 ========            ========

Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable                                             $    409            $    183
    Accrued expenses                                                1,224               1,421
    Deferred revenue                                                  796                 962
    Note payable                                                    1,000               1,000
                                                                 --------            --------
    Total Current Liabilities                                       3,429               3,566

Long-term Notes Payable                                               177                 174

Shareholders' Equity
    Common stock - authorized 6,000,000 shares at $.25 par
    value; issued and outstanding at:
        June 27, 1999 - 3,346,244 shares
        March 28, 1999 - 3,345,918 shares                             836                 836
    Additional paid-in capital                                     62,779              62,779
    Retained deficit                                              (58,893)            (56,574)
                                                                 --------            --------
    Total Shareholders' Equity                                      4,722               7,041

    Total Liabilities and Shareholders' Equity                   $  8,328            $ 10,781
                                                                 ========            ========

See accompanying Notes to Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                           Three Months Ended
                                                                     June 27, 1999      June 28, 1998
                                                                   -----------------  ------------------
                                                                                          (restated)
Operating Activities:
        Net Loss                                                   ($2,319)             ($2,298)
        Adjustments to reconcile net loss to net cash (used in)
        operations:
        Depreciation                                                    81                  106
        Amortization                                                   680                  661
        Accounts receivable                                            785                   67
        Other assets                                                    (7)                ( 89)
        Accounts payable, accrued expenses and
        deferred revenue                                               (25)               ( 700)
                                                                  --------             --------
        Net cash (used in) operating activities                     (  805)             ( 2,253)

Investing Activities:
        Purchases of property and equipment                           ( 17)               (  26)
        Change in cash held in escrow                                    -                  549
                                                                  --------             --------
        Net cash flows from (used in) investing                       ( 17)                 523
        activities

Financing Activities:
        Notes payable                                                    3                  ( 4)
        Other stock transactions including option                        -                   29
        exercises                                                 --------             --------

        Net cash flows from financing activities                         3                   25
                                                                  --------             --------

        Net (decrease) in cash and cash equivalents                 (  819)             ( 1,705)
        Beginning cash and cash equivalents                          3,168               11,111
                                                                  --------             --------
        Ending cash and cash equivalents                          $  2,349             $  9,406
                                                                  ========             ========

Supplemental disclosures of cash flow information:
        Cash paid for interest                                          18                   19
        Cash paid for income taxes                                      18                    8

See accompanying Notes to Financial Statements

                         Notes to Financial Statements
                                  (Unaudited)

1.   Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 28, 1999.

2.   Reverse Stock Split

     The Company completed a one-for-five reverse stock split effective with the close of business on September 15, 1998. Accordingly, all share, per share and weighted average share information for periods prior to the split have been restated to reflect the split.

3.   Net Loss Per Share

     Net loss per share was computed using the weighted average number of common stock outstanding during the applicable period. There was no impact on the calculation of the net loss per share resulting from adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

4.   Reclassification

     Certain prior year items have been reclassified to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: decreased demand for the Company's products; heightened competition; market acceptance risk; risk of lengthening sales cycles; risk of technological obsolescence of the Company's products; inability to manage the Company's cost structure; risks associated with sales of products outside the United States; increased expenses; failure to obtain new customers or retain existing customers; inability to carry out marketing and sales plans; loss or retirement of key executives; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of copyright, trademark and trade secret protection; risks associated with single sources of supply for certain components used in the Company's products; and changes in interest rates. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the factors set forth on
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended March 28, 1999.


Restatement of Financial Statements

On October 31, 1997, the Company acquired the former Carleton Corporation in a transaction accounted for using the purchase method. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the Company allocated costs of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time. The Company expensed in-process research and development (IPR&D) ($9.5 million) related to the acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

In response to the Securities and Exchange Commission letter to the American Institute of Certified Public Accountants dated September 9, 1998 regarding its views on IPR&D, the Company re-evaluated its original IPR&D charge taken in connection with the acquisition. As a result of the re-evaluation, the Company revised the purchase price allocation and restated its financial statements for the fiscal year ended March 29, 1998. The effect of this restatement on the reported consolidated financial statements as of and for the fiscal year ended March 29, 1998 is disclosed in Note 4 to the Consolidated Financial Statements - "Acquisition of the former Carleton Corporation" included in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended March 28, 1999.

The Consolidated Statement of Operations for the three months ended June 28, 1998 and the Consolidated Statement of Cash Flows for the three months ended June 28, 1998 included in this Quarterly Report on Form 10-Q differ from the statements originally filed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 due to the retrospective effect of the restatement. As a result, the Company has increased the net loss for the quarter ended June 28, 1998 by $661,000 to $2,298,000 from $1,637,000 and increased the amount of amortization of goodwill by $661,000 to $661,000 from $0 from the amounts previously reported.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $2,349,000 and $3,168,000 at June 27, 1999 and March 28, 1999, respectively. The Company does not anticipate any significant capital asset investment in the short term. The Company currently does not have any outside credit arrangement other than a $1,000,000 note with U.S. Bank. The note is secured by investments of the Company. On June 30, 1999, the entire note was rolled over for a new term of June 30, 1999 to August 30, 1999 at an interest rate of 7.0625%.

The Company's working capital has been declining significantly. The Company estimates that its current cash balances will not be sufficient to fund operations of the Company through the end of fiscal 2000. The Company has retained Dougherty Summit Securities LLC, an investment banking firm that specializes in financing emerging growth companies, to advise the Company on strategic financing alternatives. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing, it will be forced to cease operations and it may be forced to seek protection under bankruptcy laws.


Results of Operations

Revenues and Costs of Revenues
------------------------------

Total revenues for the Company in the quarter ended June 27, 1999 decreased by $69,000 or 5% to $1,253,000 from $1,322,000 in the quarter ended June 28, 1998.
Lower license revenues and other services revenues in the quarter ended June 27, 1999 more than offset the increase in professional services revenues and caused total revenues for the quarter to decline from the level of the comparable prior year quarter. License revenues accounted for 19% of total revenues in the quarter ended June 27, 1999 compared to 38% of total revenues in the quarter ended June 28, 1998. Professional services revenues accounted for 59% of total revenues in the quarter ended June 27, 1999 compared to 39% of total revenues in the quarter ended June 28, 1998. Other services revenues accounted for 22% of total revenues in the quarter ended June 27, 1999 compared to 23% of total revenues in the quarter ended June 28, 1998. The Company believes that licensing revenues must grow significantly in total and as a proportion of total revenues in order to achieve profitability.

License revenues decreased by $286,000 or 58% to $215,000 in the quarter ended June 27, 1999 from $501,000 in the quarter ended June 28, 1998. All of the license revenue in the quarter ended June 27, 1999 was derived from the Company's internally developed software and did not include any third party software that the Company sells under reseller agreements. License revenues were significantly less than the Company's forecast. Two large license sales that the Company expected to book in the quarter ended June 27, 1999 did not close. The Company believes that both of these license sales will close in the second quarter and that license revenues in fiscal 2000 will exceed fiscal 1999 license revenues. There can be no assurance, however, that these two sales will close in the second quarter, or at all, or that the Company's expectations regarding fiscal 2000 license revenues will be realized. Costs of license revenues decreased by $91,000 or 72% to $35,000 in the quarter ended June 27, 1999 from $126,000 in the quarter ended June 28, 1998. The gross profit margin for license revenues increased to 84% from 75% between the two quarters compared. Due to the lower level of license sales in the quarter ended June 27, 1999 compared to the quarter ended June 28, 1998, license costs for commissions and royalties were significantly lower in the quarter ended June 27, 1999 than in the comparable prior year quarter and more than offset the increase in capitalized software amortization recorded in the current quarter ($19,000). The Company expects that gross profit margins for license revenues will decrease during the remainder of fiscal 2000. Anticipated license revenues derived from Pure View, the Company's integrated product suite, include software products that the Company sells under reseller agreements with third party vendors. The royalties due to third party vendors are generally 50% or more of the third party component product revenue that the Company would record in connection with any license sale that includes the third party component products.

Professional services revenues increased by $143,000 or 27% to $665,000 in the quarter ended June 27, 1999 from $522,000 in the quarter ended June 28, 1998. This increase was less than the Company's forecast. Costs of professional services increased by $95,000 or 16% to $685,000 in the quarter ended June 27, 1999 from $590,000 in the quarter ended June 28, 1998. The gross profit margin for professional services improved to -3% from -13% between the two quarters compared. The increase in professional services revenues and the improved gross profit margin for professional services is the result of an increased utilization rate of the professional services consultants in the quarter ended June 27, 1999 compared to the utilization rate of the consultants in the quarter ended June 28, 1998. During the quarter ended June 27, 1999, one large, long-term Passport professional services engagement concluded and two large, long-term Passport engagements began to wind down. The Company has begun cross training its professional services consultants on all of the Company's products so that they can be efficiently deployed across any Pure View professional services engagement. The Company expects professional services revenues and margins to be negatively impacted by these events at least through the second quarter of fiscal 2000.

Other services revenues decreased by $52,000 or 17% to $247,000 in the quarter ended June 27, 1999 from $299,000 in the quarter ended June 28, 1998. Other services revenues were less than the Company's forecast. The decrease was primarily the result of non-renewals for the Company's maintenance and support services by Passport customers acquired in the acquisition of the former Carleton Corporation. The Company believes that many of the non-renewals were due to computer hardware upgrades that customers have undertaken in connection with Year 2000 compliance because the non-renewals related primarily to the Company's older mainframe product. The Company expects other services revenues to increase above first quarter levels during the remainder of fiscal 2000. There can be no assurance, however, that the Company will be able to control the loss of customers through non-renewal of maintenance and service agreements and replace that loss through new installations at levels above the rate of attrition. Costs of other services revenues decreased by $19,000 or 28% to $48,000 in the quarter ended June 27, 1999 from $67,000 in the quarter ended June 28, 1998. The gross profit margin for other services revenues increased slightly to 81% from 78% between the two quarters compared. The decrease in costs of other services revenues is due entirely to a one-time charge of $34,000 that the Company recorded in the quarter ended June 28, 1998 for an extended warranty that was sold in connection with a license sale recorded in that quarter. Absent that one-time charge, costs of other services revenues increased by $15,000 between the two quarters. To improve customer support for the Company's Passport products, the Company increased the staffing level for its technical support group in the quarter ended June 27, 1999. The Company anticipates that gross profit margins for other services revenues will stabilize at first quarter levels for the remainder of fiscal 2000.

Expenses
--------

Research, development and engineering expenses decreased by $155,000 or 17% to $772,000 in the quarter ended June 27, 1999 from $927,000 in the quarter ended June 28, 1998. Research, development and engineering expenses consist primarily of personnel expenses, facility expenses and equipment and software expenses. The decrease in expenses is primarily the result of personnel expense reductions ($91,000) and decreased facility-related expenses ($26,000) realized between the two quarters. The Company anticipates that it will continue to invest in research, development and engineering at current expense levels during the remainder of fiscal 2000. The focus of the Company's fiscal 2000 investment in research, development and engineering will be in the areas of ease of use and increased functionality of the Company's existing products. No software costs were capitalized either in the quarter ended June 27, 1999 or in the quarter ended June 28, 1998.

Selling, general and administrative expenses decreased by $133,000 or 10% to $1,252,000 in the quarter ended June 27, 1999 from $1,385,000 in the quarter ended June 28, 1998. Selling, general and administrative expenses consist primarily of personnel expenses, facility expenses and marketing and other professional fees. The decrease in expenses is primarily the result of the following factors: personnel reductions that were realized between the two quarters ($17,000); decreased facility-related expenses ($68,000); and lower marketing and other professional fees ($24,000). The Company expects selling, general and administrative expenses to increase above the level experienced in the quarter ended June 27, 1999 for the remainder of fiscal 2000 but to remain under comparable fiscal 1999 levels.

Other charges increased by $2,000 or less than 1% to $661,000 in the quarter ended June 27, 1999 from $659,000 in the quarter ended June 28, 1998. Other charges consist primarily of amortization of goodwill recorded in connection with the acquisition of the former Carleton Corporation.

Other Income and Expenses
-------------------------

Net interest income decreased by $127,000 or 95% to $7,000 in the quarter ended June 27, 1999 from $134,000 in the quarter ended June 28, 1998. The decrease in net interest income is due to the decrease in funds that the Company had available to invest between the two quarters because of its need to fund its operating losses.


Year 2000 Compliance

Introduction
------------

The Company relies heavily on sophisticated information technology ("IT") and non-information technology ("Non-IT") for its business operations. In addition, the Company's products consist of sophisticated software products that interface directly with customers' information technology systems. The Company's Year 2000
(Y2K) compliance issues are, therefore, broad and complex. The Company established a Y2K Committee in December 1998 to coordinate and support the Company's Y2K compliance effort.

The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software (including the Company's software products), systems, technologies and applications are considered "business-critical" if a failure would have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its Y2K compliance effort is on schedule and believes that it will achieve Y2K compliance prior to January 1, 2000.

Carleton Corporation Software Products
--------------------------------------

The Company has, and continues to, take significant actions to ensure Y2K compliance with customers' use of the Carleton family of data integration tools. The Company has developed a comprehensive suite of Y2K tests and has performed those tests against its products. The testing of Enterprise Integrator 4.3.1 (now named Pure Integrate), Passport 5.1 for the Mainframe, Passport 5.7.02 (now named Pure Extract) and Pure Dimension has been completed, and these products meet the Company's Y2K compliance requirements. The Company completed the shipment of Y2K compliant versions of its software products to all customers current on their support agreements during the quarter ended June 27, 1999.

Although the Company believes its Y2K testing has been extensive and rigorous, in the event that unforeseen compliance issues arise, they will be corrected and delivered to customers as part of the support agreements between the customer and the Company. The Company will also take steps to ensure that all releases subsequent to the above releases and all new products will also be Y2K compliant.

Internal Business-Critical Infrastructure and Applications Software
--------------------------------------------------------------------

The Company's compliance efforts for all business-critical infrastructure and applications software ("IT Systems") have been substantially completed as of June 27, 1999. The Company has inventoried all of its IT Systems. All of the Company's internal hardware systems are Y2K compliant. The software packages that the Company uses for internal processing to support its operations and to support its ongoing development efforts are obtained from outside vendors. The Company has acquired and installed Y2K compliant versions of all of its externally supplied software packages. These products are in operation.

Interfaces with Material Third Parties
--------------------------------------

The Company is making concerted efforts to understand the Y2K status of third parties, including property owners of the Company's leased office facilities, telecommunications vendors, utilities, banks, payroll processors and the trustee of the Company's 401(k) Investment and Savings Plan. The Y2K non-compliance of any of these third parties could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

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

Costs to Address Y2K Compliance
-------------------------------

The total estimated cost for resolving the Company's Y2K issues is not expected to exceed $110,000, of which approximately $100,000 has been spent through June 27, 1999. This includes the cost of testing the Company's products for Y2K compliance and costs relating to internal processing systems or vendor-provided systems that may be incurred in making such systems Y2K compliant. Estimates of Y2K costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Contingency Planning and Risks
------------------------------

The Company has begun developing contingency plans for Y2K non-compliance. These plans include identifying alternate suppliers, vendors, procedures, conducting staff training and developing communication plans. Any significant incremental costs associated with these plans will not become known until these plans are fully developed. The Company's standing Y2K Committee has been assigned the task of developing and coordinating the Y2K non-compliance contingency plan. The Company's goal is to complete its Y2K non-compliance contingency plan by September 30, 1999.

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

The Company believes that its Y2K compliance program, including related contingency planning, should significantly lessen the possibility of significant interruptions of normal operations. While costs related to the Y2K non-compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company believes its Y2K compliance effort will enable the Company to manage its Y2K transition without any material adverse effect on its business, financial condition or results of operations.

The most reasonably likely worst-case scenario of failure by the Company or its suppliers or customers to resolve Y2K issues could potentially be a temporary slowdown or cessation of operations at one or more of the Company's facilities and/or a temporary inability on the part of the Company to process orders in a timely manner and to deliver finished products to customers. Delays in meeting customers' orders could potentially affect the timing of billings to and payments received from customers and could result in complaints, charges or claims. Customers' Y2K issues could potentially also delay the receipt of orders for the Company's products and also the timing of payments to the Company for products already delivered.

Part II. Other Information


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during this quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARLETON CORPORATION

Date: August 11, 1999                  By  /s/ Robert D. Gordon
                                           --------------------
                                           Robert D. Gordon
                                           President and Chairman of the Board,
                                           Chief Executive Officer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer