Form 10-Q/A
period 1999-06-27
CARLETON CORP
filed 1999-08-18
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q/A

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


                     Yes         X               No
                         ----------------           ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.25 par value                       3,346,244
____________________________         _____________________________________
          Class                      Shares outstanding on August 16, 1999

Carleton Corporation (the "Company") hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999, to correct a typographical error in the first sentence in the Results of Operations section in Item 2 of
Part I. As revised, this sentence will provide as follows: Total revenues for the Company in the quarter ended June 27, 1999 decreased by $195,000 or 15% to $1,127,000 from $1,322,000 in the quarter ended June 28, 1998.



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


Results of Operations

Revenues and Costs of Revenues
------------------------------

Total revenues for the Company in the quarter ended June 27, 1999 decreased by $195,000 or 15% to $1,127,000 from $1,322,000 in the quarter ended June 28,
1998. Lower license revenues and other services revenues in the quarter ended June 27, 1999 more than offset the increase in professional services revenues and caused total revenues for the quarter to decline from the level of the comparable prior year quarter. License revenues accounted for 19% of total revenues in the quarter ended June 27, 1999 compared to 38% of total revenues in the quarter ended June 28, 1998. Professional services revenues accounted for 59% of total revenues in the quarter ended June 27, 1999 compared to 39% of total revenues in the quarter ended June 28, 1998. Other services revenues accounted for 22% of total revenues in the quarter ended June 27, 1999 compared to 23% of total revenues in the quarter ended June 28, 1998. The Company believes that licensing revenues must grow significantly in total and as a proportion of total revenues in order to achieve profitability.

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

                                       CARLETON CORPORATION

Date: August 18, 1999                  By  /s/ Robert D. Gordon
                                           --------------------
                                           Robert D. Gordon
                                           President and Chairman of the Board,
                                           Chief Executive Officer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer