Form 10-Q
period 1999-10-03
CARLETON CORP
filed 1999-11-22
CIK 351139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999
                               ---------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number 012378
                       ------

                             CARLETON CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

               Minnesota                             41-1349953
               ---------                             __________
     (State or other jurisdiction of   (I. R. S. Employer Identification Number)
      incorporation or organization)

        10729 Bren Road East, Minnetonka, Minnesota                55343
        -------------------------------------------                -----
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (612)  238-4000
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

        Yes     X           No
             -------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 par value                  3,349,804
----------------------------    ---------------------------------------
          Class                 Shares outstanding on November 17, 1999

Part I. Financial Information
                                                                                                    Page
        Item 1. Financial Statements

        Consolidated Statements of Operations - Three and Six Months Ended
        October 3, 1999 and September 27, 1998.......................................                  3

        Consolidated Balance Sheets - October 3, 1999 and March 28, 1999.............                  4

        Consolidated Statements of Cash Flows - Six Months Ended
        October 3, 1999 and September 27, 1998.......................................                  5

        Notes to Financial Statements................................................                  6

        Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

        Liquidity and Capital Resources..............................................                  8

        Results of Operations........................................................                  9

 Part II. Other Information

        Item 1. Legal Proceedings....................................................                 16

        Item 2. Changes in Securities................................................                 16

        Item 3. Defaults Upon Senior Securities......................................                 16

        Item 4. Submission of Matters to a Vote of Security Holders..................                 16

        Item 5. Other Information....................................................                 16

        Item 6. Exhibits and Reports on Form 8-K.....................................                 16

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

                                                     Three Months Ended                 Six Months Ended
                                                Oct 3, 1999     Sept 27, 1998     Oct 3, 1999     Sept 27, 1998
                                              ---------------  ---------------  ---------------  ---------------
                                                                 (restated)       (restated)       (restated)
Revenues
    License                                         $    396         $     75         $    611         $    576
    Professional services                                595              595            1,261            1,116
    Other services                                       331              342              577              642
                                                    --------         --------         --------         --------
    Total Revenues                                     1,322            1,012            2,449            2,334

Costs of Revenues
    License                                              313              170              498              445
    Professional services                                685              699            1,370            1,289
    Other services                                        66               32              114               99
                                                    --------         --------         --------         --------
    Total Costs of Revenues                            1,064              901            1,982            1,833
                                                    --------         --------         --------         --------

    Gross Profit                                         258              111              467              501

Operating Expenses
    Research, development and engineering                804              902            1,576            1,830
    Selling, general and administrative                1,390            1,448            2,643            2,833
    Other charges                                        511              506            1,021            1,015
                                                    --------         --------         --------         --------
    Total Operating Expenses                           2,705            2,856            5,240            5,678
                                                    --------         --------         --------         --------
    (Loss) from Operations                          (  2,447)        (  2,745)        (  4,773)         ( 5,177)

Other Income (Expense)
    Investment income                                     13              108               40              260
    Interest expense and other                         (  17)           (  19)             (37)          (   37)
                                                    --------         --------         --------         --------
    Total Other Income (Expense)                       (   4)              89                3              223
                                                    --------         --------         --------         --------
(Loss) from Operations before Income Taxes           ($2,451)         ($2,656)         ($4,770)         ($4,954)
    Income tax expense                                     -                -                -                -
Net (Loss)                                           ($2,451)         ($2,656)         ($4,770)         ($4,954)
                                                    ========         ========         ========         ========

    (Loss) per Common Share - Basic and                ($.73)           ($.79)          ($1.42)          ($1.48)
    Diluted                                         ========         ========         ========         ========

    Weighted Average Shares Outstanding                3,348            3,343            3,347            3,333

See accompanying Notes to Financial Statements

Consolidated Balance Sheets
(Dollars in thousands)

                                                            (unaudited)
                                                            Oct 3, 1999       March 28, 1999
                                                         -----------------  ------------------
Assets
Current Assets
    Cash and cash equivalents                                    $    191            $  3,168
    Cash in escrow                                                     67                  65
    Accounts receivable - net                                       1,270               2,016
    Other                                                             241                 296
                                                                 --------            --------
    Total Current Assets                                            1,769               5,545

Property and Equipment
    Property and equipment                                          2,683               2,666
    Less accumulated depreciation                                  (2,008)             (1,845)
                                                                 --------            --------
    Net Property and Equipment                                        675                 821

Other Assets
    Intangible assets - net of accumulated amortization             2,863               4,184
    Capitalized software - net of accumulated                         192                 231
    amortization                                                 --------            --------
    Total Other Assets                                              3,055               4,415

    Total Assets                                                 $  5,499            $ 10,781
                                                                 ========            ========

Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable                                             $    934            $    183
    Accrued expenses                                                1,308               1,421
    Deferred revenue                                                  677                 962
    Note payable                                                      120               1,000
                                                                 --------            --------
    Total Current Liabilities                                       3,039               3,566

Long-term Notes Payable                                               180                 174

Shareholders' Equity
    Common stock - authorized 6,000,000 shares at $.25 par
    value; issued and outstanding at:
         October 3, 1999 - 3,349,244 shares
         March 28, 1999  - 3,345,918 shares                           837                 836


    Additional paid-in capital                                     62,786              62,779
    Retained deficit                                              (61,343)            (56,574)
                                                                 --------            --------
    Total Shareholders' Equity                                      2,280               7,041

    Total Liabilities and Shareholders' Equity                   $  5,499            $ 10,781
                                                                 ========            ========

See accompanying Notes to Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                           Six Months Ended
                                                                      Oct 3, 1999       Sept 27, 1998
                                                                 -----------------  ------------------
                                                                                          (restated)
Operating Activities:
        Net Loss                                                           ($4,770)            ($4,954)
        Adjustments to reconcile net loss to net cash (used in)
        Operations:
        Depreciation                                                            162                 221
        Amortization                                                          1,360               1,321
        Accounts receivable                                                     535                 889
        Other assets                                                             55               (  74)
        Accounts payable, accrued expenses and deferred revenue                 565             ( 1,325)
                                                                           --------            --------
        Net cash (used in) operating activities                             ( 2,093)            ( 3,922)

Investing Activities:
        Purchases of property and equipment                                    ( 17)              (  61)
        Change in cash held in escrow                                         (   1)                669
                                                                           --------            --------
        Net cash flows from (used in) investing                                ( 18)                608
        activities

Financing Activities:
        Notes payable                                                       (   873)               ( 95)
        Other stock transactions including option                                 7                  62
        exercises                                                          --------            --------
        Net cash flows from (used in) financing                             (   866)               ( 33)
        activities                                                         --------            --------

        Net (decrease) in cash and cash equivalents                         ( 2,977)            ( 3,347)
        Beginning cash and cash equivalents                                   3,168              11,111
                                                                           --------            --------
        Ending cash and cash equivalents                                   $    191            $  7,764
                                                                           ========            ========

Supplemental disclosures of cash flow information:
        Cash paid for interest                                                   35                  39
        Cash paid for income taxes                                               18                   9

See accompanying Notes to Financial Statements

                         Notes to Financial Statements
                                  (Unaudited)

1.  Management Representation

    The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended March 28, 1999.

2.  Fiscal Year

    The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2000 is a 53-week year. Fiscal 1999 was a 52-week year. The quarter ended October 3, 1999 is a 14-week quarter. The quarter ended September 27, 1998 was a 13-week quarter.

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

Merger Agreement

On November 9, 1999, Oracle Corporation and Carleton Corporation jointly announced a definitive merger agreement whereby Oracle Corporation will acquire Carleton Corporation. Under terms of the agreement, Oracle Corporation will acquire the common stock of Carleton Corporation for approximately $2.45 per share or $8.7 million in the aggregate. The transaction is intended to be accounted for using the purchase method. Completion of the merger agreement is subject to the approval of Carleton Corporation's shareholders and certain other closing conditions.

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

The Consolidated Statement of Operations for the three months and six months ended September 27, 1998 and the Consolidated Statement of Cash Flows for the six months ended September 27, 1998 included in this Quarterly Report on Form 10-Q differ from the statements originally filed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998 due to the retroactive effect of the restatement. As a result, the Company has increased the net loss for the three months and six months ended September 27, 1998 by $661,000 and $1,322,000, respectively, to $2,656,000 from $1,995,000 and
$4,954,000 from $3,632,000, respectively, and increased the amount of amortization of goodwill and developed technology by $661,000 and $1,322,000, respectively, to $661,000 from $0 and $1,322,000 from $0, respectively, from the amounts previously reported.

Additionally, the Consolidated Statement of Operations for the six months ended October 3, 1999 includes a reclassification of the amortization of the developed technology acquired in the acquisition of the former Carleton Corporation to costs of license revenues from other charges taken in the quarter ended June 27, 1999. The effect of this reclassification on the Consolidated Statement of Operations for the three months ended June 27, 1999 is to increase the costs of license revenues reported by $150,000 to $185,000 from $35,000 and to decrease the amount reported as other charges by $150,000 to $511,000 from $661,000.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $191,000 and $3,168,000 at October 3, 1999 and March 28, 1999, respectively. The Company does not anticipate any significant capital asset investment in the short term.

On August 27, 1999 the Company repaid its $1,000,000 note with U.S. Bank. The note was secured by investments of the Company. The note was repaid because the value of the investments that secured the note exceeded the amount of the note and the Company needed the excess for working capital purposes.

On August 23, 1999 the Company entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Silicon Valley Bank (the "Bank"). Under terms of the Purchase Agreement, the Bank may purchase up to $2,000,000 of the Company's eligible accounts receivables, on a revolving basis, and advance cash to the Company against those purchased receivables at an annual interest rate of prime plus 4%. Pledged accounts receivables and certain other assets of the Company secure the line of credit balance. Additionally, the Company issued warrants to purchase 47,059 shares of the Company's common stock with an exercise price of $2.1250 per share to the Bank to secure the line of credit. On October 3, 1999 the balance of the loan was approximately $120,000, including accrued interest.

The Company has a negative working capital position as of October 3, 1999. The Company's current cash balances are not sufficient to fund operations of the Company through the end of fiscal 2000. The Company is currently relying upon funds available from Silicon Valley Bank under terms of the Purchase Agreement and extended payment terms with its trade vendors to maintain operations in the short term. In addition, the Company's worsening financial condition has become a concern to prospective customers of the Company's products. This concern has lengthened the sales closing cycle and required extra effort by the Company to close sales. Several prospective customers have eliminated the Company's products from consideration due to their concern about the Company's long-term viability. The Company has been working diligently toward resolving its long term liquidity needs during the past six months. To that end, as previously disclosed, the Company retained Dougherty Summit Securities LLC, an investment banking firm that specializes in financing emerging growth companies, to advise the Company on strategic financing alternatives. The Company has explored and evaluated several long-term financing options including the issuance of additional stock of the Company through a private placement, venture capital financing and the sale of part, or all, of the Company.

The Company eliminated the option of issuing additional stock primarily because projections of future working capital requirements showed that cash requirements needed to reach positive cash flow were far in excess of what the Company believed that it could reasonably expect to raise through a private placement and thus this option was not a long-term solution.

The Company explored the venture capital option in great detail. From the start, the pool of prospective investors was narrowed to those that are willing to invest in publicly held companies. Several investors indicated an interest in working with the Company, but the Company was unable to secure a lead investor. Similar to the option of issuing additional stock of the Company, management believed that the Company could not reasonably expect to raise enough capital through an initial infusion of venture capital financing to fund the Company's operations through to positive cash flow and therefore, the Company would need to obtain additional financing in twelve to fifteen months after the initial infusion.

In addition to pursuing a possible private placement of stock and venture capital financing, the Company also worked with Dougherty Summit Securities LLC to explore the possible sale of the Company. Management and Dougherty Summit Securities LLC began the process of contacting prospective buyers and generating interest. Three prospective buyers indicated enough interest to require some preliminary due diligence on their parts. After conducting due diligence with these parties, the Company determined that pursuing a possible merger with Oracle Corporation was the best strategic fit and offered the best potential value to the Company's shareholders. As a result, the Company entered into extensive discussions with Oracle regarding the terms of a possible merger. The lengthy due diligence and negotiation process with Oracle culminated with the signing of a definitive merger agreement on November 8, 1999 under which Oracle Corporation will acquire all of the outstanding common stock of the Company for approximately $2.45 per share or $8.7 million in the aggregate. Management of the Company believes that the merger agreement with Oracle is in the best interests of the Company's shareholders, customers and employees, and the Company expects to complete the transaction by February 2000. If the Company is unable to complete the transaction, it will need to obtain additional financing in order to maintain operations. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing, it will be forced to cease operations and may be forced to seek protection under bankruptcy laws.

Results of Operations

Three Months ended October 3, 1999

Revenues and Costs of Revenues
------------------------------

Total revenues for the Company in the quarter ended October 3, 1999 increased by $310,000, or 31%, to $1,322,000 from $1,012,000 in the quarter ended September 27, 1998. Increased license revenues more than offset the decrease in other services revenues and caused total revenues for the quarter to increase from the level of the comparable prior year quarter. Professional services revenues were flat between the two quarters compared. License revenues accounted for 30% of total revenues in the quarter ended October 3, 1999, compared to 7% of total revenues in the quarter ended September 27, 1998. Professional services revenues accounted for 45% of total revenues in the quarter ended October 3, 1999, compared to 59% of total revenues in the quarter ended September 27, 1998. Other services revenues accounted for 25% of total revenues in the quarter ended October 3, 1999, compared to 34% of total revenues in the quarter ended September 27, 1998. The Company believes that licensing revenues must grow significantly in total and as a proportion of total revenues in order to achieve profitability.

License revenues increased by $321,000, or 428%, to $396,000 in the quarter ended October 3, 1999, from $75,000 in the quarter ended September 27, 1998. The Company derived $190,000 of the license revenue in the quarter ended October 3, 1999 from its internally developed software and $206,000 from third party software that the Company sells under reseller agreements. License revenues were significantly less than the Company's forecast. Although the Company's products are increasingly well received by prospective customers, including a significant sale to Blue Cross and Blue Shield of Michigan that closed in the quarter, the Company continues to face a difficult and lengthy sales cycle that now includes overcoming prospective customer concerns regarding the Company's worsening financial condition. Costs of license revenues increased by $143,000, or 84%, to $313,000 in the quarter ended October 3, 1999, from $170,000 in the quarter ended September 27, 1998. The gross profit margin for license revenues increased to 21% from -127% in the previous year. The amortization of the developed technology acquired from the former

Carleton Corporation is the largest component of costs of license revenues in both quarters and is the cause of the negative gross profit margin in the quarter ended September 27, 1998. Unless license revenues increase significantly and the proportion of license revenues derived from the Company's internally developed software becomes the primary source of license revenues, the Company does not believe that the gross profit margin for license revenues will improve from current levels. The Company believes that in order to achieve profitability, license revenues must increase significantly over current levels and the gross profit margin from license revenues must improve significantly. There can be no assurance, however, that the Company will be able to realize either of these objectives.

Professional services revenues were flat in the quarter ended October 3, 1999, compared to the quarter ended September 27, 1998 at $595,000 in each quarter, which was consistent with the Company's forecasts. Costs of professional services decreased by $14,000, or 2%, to $685,000 in the quarter ended October 3, 1999, from $699,000 in the quarter ended September 27, 1998. The gross profit margin for professional services improved slightly to -15% from -17% in the previous year. Although professional services revenues showed gains in the latter part of the quarter ended October 3, 1999, the Company expects professional services revenues for the remainder of fiscal 2000 to lag behind those of the comparable periods in fiscal 1999. The Company expects the negative gross profit margin for the remainder of fiscal 2000 to improve slightly from that of the quarter ended October 3, 1999, although it will remain negative.

Other services revenues decreased by $11,000, or 3%, to $331,000 in the quarter ended October 3, 1999, from $342,000 in the quarter ended September 27, 1998, which was consistent with the Company's forecasts. The decrease was primarily the result of non-renewals for the Company's maintenance and support services by Passport customers that were acquired in the acquisition of the former Carleton Corporation. The Company believes that many of the non-renewals were due to computer hardware upgrades that customers have undertaken in connection with Year 2000 compliance because the non-renewals related primarily to the Company's older mainframe product. The Company expects other services revenues to increase above second quarter levels during the remainder of fiscal 2000. There can be no assurance, however, that the Company will be able to control the loss of customers through non-renewal of maintenance and service agreements and replace that loss through new installations at levels above the rate of attrition. Costs of other services revenues increased by $34,000, or 106%, to $66,000 in the quarter ended October 3, 1999, from $32,000 in the quarter ended September 27, 1998. The gross profit margin for other services revenues decreased to 80% from 90% between the two quarters compared. To improve customer support for the Company's Passport products, the Company increased the staffing level for its technical support group in the quarter ended June 27, 1999, and had anticipated that this action would result in a decreased gross profit margin. The Company anticipates that gross profit margins for other services revenues will remain stable at second quarter levels for the remainder of fiscal 2000.

Expenses
--------

Research, development and engineering expenses decreased by $98,000, or 11%, to $804,000 in the quarter ended October 3, 1999, from $902,000 in the quarter ended September 27, 1998. Research, development and engineering expenses consist primarily of personnel expenses, facility expenses and equipment and software expenses. The decrease in expenses is primarily the result of decreased equipment and software purchases ($18,000), decreased travel expenses ($14,000) and decreased facility-related expenses ($22,000) between the two quarters. If the Company can sustain operations, the Company anticipates continuing to invest in research, development and engineering at current expense levels during the remainder of fiscal 2000. The focus of the Company's fiscal 2000 investment in research, development and engineering will be in the areas of ease of use and increased functionality of the Company's existing products. No software costs were capitalized either in the quarter ended October 3, 1999, or in the quarter ended September 27, 1998.

Selling, general and administrative expenses decreased by $58,000, or 4%, to $1,390,000 in the quarter ended October 3, 1999, from $1,448,000 in the quarter ended September 27, 1998. Selling, general and administrative expenses consist primarily of personnel expenses, facility expenses and marketing and other professional fees. The decrease in expenses is primarily the result of the following factors: marketing expense reductions that were realized between the two quarters ($34,000); and decreased facility-related expenses ($25,000). The Company expects selling, general and administrative expenses to remain under comparable fiscal 1999 levels for the remainder of fiscal 2000.

Other charges increased by $5,000, or 1%, to $511,000 in the quarter ended October 3, 1999 from $506,000 in the quarter ended September 27, 1998. Other charges consist primarily of amortization of goodwill recorded in connection with the acquisition of the former Carleton Corporation.

Other Income and Expenses
-------------------------

The Company experienced net interest expense of $4,000 in the quarter ended October 3, 1999, compared to net interest income of $89,000 in the quarter ended September 27, 1998. The decline from net interest income to net interest expense is due to the decrease in funds that the Company had available to invest between the two quarters due to its need to fund its operating losses.

Six Months ended October 3, 1999

Revenues and Costs of Revenues
------------------------------

Total revenues for the Company in the six months ended October 3, 1999 increased by $115,000, or 5%, to $2,449,000 from $2,334,000 in the six months ended
September 27, 1998. Increased license revenues and professional services revenues more than offset the decrease in other services revenues and caused total revenues for the current period to increase from the level of the comparable prior year period. License revenues accounted for 25% of total revenues in both the six months ended October 3, 1999 and the six months ended September 27, 1998. Professional services revenues accounted for 51% of total revenues in the six months ended October 3, 1999 compared to 48% of total revenues in the six months ended September 27, 1998. Other services revenues accounted for 24% of total revenues in the six months ended October 3, 1999 compared to 27% of total revenues in the six months ended September 27, 1998. The Company believes that license revenues must grow significantly in total and as a proportion of total revenues in order to achieve profitability.

License revenues increased by $35,000, or 6%, to $611,000 in the six months ended October 3, 1999, from $576,000 in the six months ended September 27, 1998. The Company derived $405,000 of the license revenue in the six months ended October 3, 1999 from the Company's internally developed software and $206,000 from third party software that the Company sells under reseller agreements. License revenues were significantly less than the Company's forecast. Although the Company's products are increasingly well received by prospective customers, including a significant sale to Blue Cross and Blue Shield of Michigan that closed in the second quarter, the Company continues to face a difficult and lengthy sales cycle that now includes overcoming prospective customer concerns regarding the Company's worsening financial condition. Costs of license revenues increased by $53,000, or 12%, to $498,000 in the six months ended October 3, 1999, from $445,000 in the six months ended September 27, 1998. The gross profit margin for license revenues decreased to 18% from 23% between the six months compared. The amortization of the developed technology acquired from the former Carleton Corporation is the largest component of costs of license revenues in both periods compared. The royalties due to third party vendors for the software that the Company sells under reseller agreements is the cause for the decreased gross profit margin in the two periods compared. Unless license revenues increase significantly and the proportion of license revenues derived from the Company's internally developed software becomes the primary source of license revenues, the Company does not believe that the gross profit margin for license revenues will improve from current levels. The Company believes that in order to achieve profitability, license revenues must increase significantly over current levels and the gross profit margin from license revenues must improve significantly. There can be no assurance, however, that the Company will be able to realize either of these objectives.

Professional services revenues increased by $145,000, or 13%, to $1,261,000 from $1,116,000 in the six months ended October 3, 1999, compared to the six months ended September 27, 1998. Costs of professional services increased by $81,000, or 6%, to $1,370,000 in the six months ended October 3, 1999, from $1,289,000 in the six months ended September 27, 1998. The gross profit margin for professional services improved to -9% from -16% in the prior year. The improved gross profit margin in the six months ended October 3, 1999 is the result of an increased utilization rate of the professional services consultants during the first quarter ended June 27, 1999. The Company expects professional services revenues for the remainder of fiscal 2000 to lag behind those of the comparable periods of fiscal 1999. The Company expects the negative gross profit margin for the remainder of fiscal 2000 to decline slightly from that of the six months ended October 3, 1999 because it anticipates that the utilization rate of the professional services consultants will improve over the rate experienced in the quarter ended October 3, 1999.

Other services revenues decreased by $65,000, or 10%, to $577,000 in the six months ended October 3, 1999, from $642,000 in the six months ended September 27, 1998. The decrease was primarily the result of non-renewals for the Company's maintenance and support services by Passport customers acquired in the acquisition of the former Carleton Corporation. The Company believes that many of the non-renewals were due to computer hardware upgrades that customers have undertaken in connection with Year 2000 compliance because the non-renewals related primarily to the Company's older mainframe product. The Company expects other services revenues to increase above current levels during the remainder of fiscal 2000. There can be no assurance, however, that the Company will be able to control the loss of customers through non-renewal of maintenance and service agreements and replace that loss through new installations at levels above the rate of attrition. Costs of other services revenues increased by $15,000, or 15%, to $114,000 in the six months ended October 3, 1999 from $99,000 in the six months ended September 27, 1998. The gross profit margin for other services revenues decreased to 80% from 85% between the two periods compared. To improve customer support for the Company's Passport products, the Company increased the staffing level for its technical support group in the quarter ended June 27, 1999 and anticipated that this action would result in a decreased gross profit margin. The Company anticipates that gross profit margins for other services revenues will remain stable at current levels for the remainder of fiscal 2000.

Expenses
--------

Research, development and engineering expenses decreased by $254,000, or 14%, to $1,576,000 in the six months ended October 3, 1999, from $1,830,000 in the six months ended September 27, 1998. Research, development and engineering expenses consist primarily of personnel expenses, facility expenses and equipment and software expenses. The decrease in expenses is primarily the result of personnel expense savings ($85,000), decreased equipment and software purchases ($39,000), decreased travel expenses ($21,000) and decreased facility-related expenses ($48,000) between the two periods compared. If the Company can sustain operations, the Company anticipates continuing to invest in research, development and engineering at current expense levels during the remainder of fiscal 2000. The focus of the Company's fiscal 2000 investment in research, development and engineering will be in the areas of ease of use and increased functionality of the Company's existing products. No software costs were capitalized either in the six months ended October 3, 1999, or in the six months ended September 27, 1998.

Selling, general and administrative expenses decreased by $190,000, or 7%, to $2,643,000 in the six months ended October 3, 1999, from $2,833,000 in the six months ended September 27, 1998. Selling, general and administrative expenses consist primarily of personnel expenses, facility expenses and marketing and other professional fees. The decrease in expenses is primarily the result of the following factors: marketing expense reductions that were realized between the two periods ($67,000); and decreased facility-related expenses ($93,000). The Company expects selling, general and administrative expenses to remain under comparable fiscal 1999 levels for the remainder of fiscal 2000.

Other charges increased by $6,000, or less than 1%, to $1,021,000 in the six months ended October 3, 1999, from $1,015,000 in the six months ended September 27, 1998. Other charges consist primarily of amortization of goodwill recorded in connection with the acquisition of the former Carleton Corporation.

Other Income and Expenses
-------------------------

Net interest income decreased by $220,000, or 99%, to $3,000 in the six months ended October 3, 1999, from $223,000 in the six months ended September 27, 1998. The decrease in net interest income is due to the decrease in funds that the Company had available to invest between the two periods because of its need to fund its operating losses.

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

The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software (including the Company's software products), systems, technologies and applications are considered "business-critical" if a failure would have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Y2K compliance effort was sidetracked during the quarter ended October 3, 1999 primarily because of the effort to obtain a long-term solution to the Company's financial problems. Two key members of the Company's Y2K Committee were also involved in the due diligence process that culminated with the November 8, 1999 signing of a definitive merger agreement between the Company and Oracle Corporation whereby Oracle Corporation will acquire the Company. Because of this conflict, the Committee was unable to complete its written contingency plan by September 30, 1999 as planned. The Company still believes that it will achieve Y2K compliance prior to January 1, 2000.

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

Internal Business-Critical Infrastructure and Applications Software
--------------------------------------------------------------------

The Company's compliance efforts for all business-critical infrastructure and applications software ("IT Systems") had been substantially completed as of June 27, 1999. The Company has inventoried all of its IT Systems. All of the Company's internal hardware systems are Y2K compliant. The software packages that the Company uses for internal processing to support its operations and to support its ongoing development efforts are obtained from outside vendors. The Company has acquired and installed Y2K compliant versions of all of its externally supplied software packages. These products are in operation.

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

The Company's vendor and product compliance program includes the following tasks: assessing vendor compliance status; tracking vendor compliance progress; addressing contract and lease language; developing contingency plans, including identifying alternate suppliers and assessing the availability of redundant or backup sources; and sending questionnaires. The Company is requesting assurances from its vendors and other third party suppliers that they are addressing Y2K issues and that the products and services purchased by the Company from these vendors and suppliers will function properly in the year 2000 and beyond. If third parties fail to respond to these questionnaires, the Company sends further mail or phone correspondence. Continued failure to respond to these questionnaires could lead to replacement of these vendors or other third party suppliers. The Company is satisfied that its material third party vendors are or will be Y2K compliant by January 1, 2000.

Costs to Address Y2K Compliance
-------------------------------

The total estimated cost for resolving the Company's Y2K issues is not expected to exceed $110,000, of which approximately $100,000 has been spent through October 3, 1999. This includes the cost of testing the Company's products for Y2K compliance and costs relating to internal processing systems or vendor-provided systems that may be incurred in making such systems Y2K compliant. Estimates of Y2K costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Contingency Planning and Risks
------------------------------

The Company has begun developing contingency plans for Y2K non-compliance. These plans include identifying alternate suppliers, vendors, procedures, conducting staff training and developing communication plans. Any significant incremental costs associated with these plans will not become known until these plans are fully developed. The Company's standing Y2K Committee has been assigned the task of developing and coordinating the Y2K non-compliance contingency plan. The Company's goal is to complete its Y2K non-compliance contingency plan by December 15, 1999.

Based on its assessments to date, the Company does not believe that it will experience any material disruption of its internal information processing, interfacing with customers or processing of orders and billing due to Y2K non-compliance. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of certain of the Company's operations at individual facilities could occur for the duration of the disruption. The Company believes that the greatest Y2K exposure exists in the following areas: failure of the electric infrastructure and failure of the telecommunications (both voice and data) infrastructure. All of the Company's major utility and telephone service providers have assured the Company that they are or will be Y2K compliant by January 1, 2000. A temporary slowdown or cessation of operations at one or more of the Company's facilities could result in delays in meeting customers' orders, the timing of billings to and receipt of payment from customers and could result in complaints, charges or claims. The Y2K non-compliance of customers could potentially delay the receipt of orders for the Company's products and also the timing of payments for products already delivered.

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

         None.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              Carleton Corporation filed a Current Report on Form 8-K dated November 8, 1999, in which it reported that it had entered into a definitive merger agreement under which the Company would be merged with and into a wholly owned subsidiary of Oracle Corporation.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARLETON CORPORATION

Date: November 22, 1999              By   /s/ Robert D. Gordon
                                          --------------------
                                         Robert D. Gordon
                                         President and Chairman of the Board,
                                         Chief Executive Officer,
                                         Chief Financial Officer and
                                         Chief Accounting Officer